Form 10QSB/A
period 2002-03-31
HERBALORGANICS COM
filed 2002-07-01
CIK 1133754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                    FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 333-79405

                   HERBALORGANICS.COM
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            88-0471263
- --------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


 7171 - 121st St. #109, Surrey, B.C., Canada       V3W 1G9
- ------------------------------------------------   -------
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

                             PART 1

Item 1. Financial Statements
- ----------------------------

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
                                  =======       =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
- -------------------
Accrued issuance costs            $  437       $    595
Advance from stockholder             100            100
                                  -------       -------
Total Current and
  Total Liabilities                  537            695
                                  -------       -------
Commitments and
Contingencies                          -              -

Stockholders' Equity
- --------------------
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
                                 =======       ========


               HerbalOrganics.com
         (A Development Stage Company)
         Statement of Operations (Unaudited)
        ------------------------------------

                              Cumulative
                              During the
                              Development    Quarter
                              Stage          Ended 3/31/02
                             ==============  =============
Revenues:
- ---------
Revenues                            -                -
                               -------          --------
Total Revenues                 $    -           $    -

Expenses:
- ---------
Consulting Fees                  1,000           1,000
Legal and Accounting             7,000           2,000
General and Administrative
   Expenses                      8,628               -
                               -------          -------


Net Loss Before Income Taxes  $(16,628)         $(3,000)
                              --------          -------
Provision for Income Tax             -                -
                              --------          -------
Net Los                       $(16,628)         $(3,000)
                              =========         ========
Loss per Share
- - Basic and Diluted           $  (0.01)         $  0.00
                              =========         ========
Weighted Average Shares
outstanding
- - Basic and Diluted           1,311,111        1,800,000
                             ==========       ==========

                 HerbalOrganics.com
             (A Development Stage Company)
          Statement of Cash Flows (Unaudited)

       Cumulative
                                During          Quarter
                              Development        Ended
                                 Stage          3/31/01
                              -------------------------
Cash Flows from
Operating Activities
- --------------------
Net Loss                     $ (16,628)       $  (3,000)
Adjustment to
reconcile net loss to net:
 Increase in deferred
   Tax asset                    (5,654)          (1,020)
 Increase in deferred
   Tax valuation allowance       5,564            1,020
                             ---------------------------
Net cash used in
Operating activities           (16,628)          (3,000)
                             ---------------------------
Cash Flows from
Financing Activities
- --------------------
Proceeds received from
 Issuance of stock              43,000                -
Issue costs paid                (2,563)            (158)
Advance from stockholder           100                -
                             ---------------------------
Net cash provided by
financing activities            40,537             (158)
                             ----------------------------------
Net Increase (decrease)
in cash                         23,909           (3,158)

Cash and cash equivalents
At April 16, 1999, December
31, 2001                             -           27,067
                             ----------------------------------
Cash and cash equivalents
At March 31, 2002            $ 23,909          $ 23,909
                              =================================

Schedule of Supplemental Information:
- ------------------------------------
No amounts were actually paid for either interest or income taxes during the quarter ended March 31, 2002.

              HerbalOrganics.com
         (A Development Stage Company)
           Notes to Financial Statements

Note 1 - Basis of Presentation
- ------------------------------
The accompanying unaudited interim financial statements of Herbalorganics.com (the "Company") have been prepared by Registrant in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

2. 	Going Concern
- ---------------------
These financial statements have been prepared assuming that Registrant will continue as a going concern. Registrant is currently in the development stage, and existing cash, other material assets, and available credit may be insufficient to fund Registrant's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
- -----------------
Registrant is currently in the development stage, and existing cash, other material assets, and available credit may be insufficient to fund Registrant's cash flow needs for the next year. Registrant'ss ability to continue as a going concern is dependent upon its ability to generate revenues or raise funds through sales of its equity securities, if and when needed, for use in administrative activities and expenses.

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

For three months ended March 31, 2002, Registrant had not yet generated any revenues or expended any significant amount of monies for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Post Effective

Results of Operations
- ---------------------
For the three months ended March 31, 2002, Registrant had no revenues and incurred net operating losses of $16,628, $10,000 of which comprised repayment of a loan advanced by the officer and director of Registrant and $6,628 in general and administrative expenses associated with the filing of an initial public offering in the State of Nevada, pursuant to an exemption provided by Rule 504 of Regulation D.

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form 10SB registration statement, filed on February 13, 2002, under SEC File Number 0-49628:

Exhibit No.         Description
- ----------          -----------
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

                       HerbalOrganics.com,
                       a Nevada corporation (Registrant)


Dated: June 30, 2002    By:/s/ Thomas C. Whalen, President,
                           Secretary, Treasurer and Director