Form 10QSB
period 2002-06-30
HERBALORGANICS COM
filed 2002-08-14
CIK 1133754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 0-49628

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 1,800,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC File Number 0-49628, on February 13, 2002, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001. included in the Registrant's Form 10SB.

                     HERBALORGANICS.COM
                  (A Development Stage Company)
                       Balance Sheet
        June 30, 2002 (unaudited) and December 31, 2001

                         ASSETS
                         ------
                                       June 30, 2002   December 31, 2001
                                       -------------    ---------------
Cash                                   $      22,552     $       27,067
----                                   -------------    ---------------
Total Current Assets                          22,552             27,067
                                       -------------    ---------------
Deferred Tax Asset (net)                           -                  -
                                       -------------    ---------------
Total Assets                           $      22,552     $       27,067
                                       =============    ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
---------------------
Accounts payable                        $      1,750     $            -
Accrued issuance costs                             -                595
Advance from stockholder                         100                100
                                       -------------    ---------------
Total Current and
Total Liabilities                              1,850                695
                                       -------------    ---------------
Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------
Preferred stock, $.01 par value,
10,000,000 shares authorized, no shares
issued and outstanding                             -                  -

Common Stock, $.001 par value,
25,000,000 shares authorized, 1,800,000
shares issued and outstanding                  1,800              1,800

Additional Paid-In-Capital                    38,795             38,200

Deficit accumulated during the
Development stage                           (19,893)           (13,628)
                                       -------------    ---------------
Total Stockholders' Equity                    20,702             26,372
                                       -------------    ---------------
Total Liabilities and
Stockholders' Equity                   $      22,552     $       27,067
                                       =============    ===============

              See Notes to the Interim Financial Statements


                      HERBALORGANICS.com
               (A Development Stage Company)
                 Statement of Operations
                 -----------------------
                        (Unaudited)

                              Cumulative
                                During       For the Six    For the Three
                             Development       Months          Months
                                Stage        Ended 6/30/02  Ended 6/30/02
                             ------------   -------------  --------------

Revenue                       $        -      $        -    $         -

Consulting expense               (2,000)          (2,000)        (1,000)
Legal and accounting             (8,750)          (3,750)        (1,750)
General and administrative
expenses                         (9,143)            (515)          (515)
                             ------------   -------------  -------------

Net loss before income taxes    (19,893)          (6,265)        (3,265)
                             ------------   -------------  -------------
Provision for income tax               -               -              -
                             ------------   -------------  -------------

Net Los                       $ (19,893)      $   (6,265)    $   (3,265)
                             ============   =============  =============
Loss per share
- Basic and Diluted           $   (0.01)      $     0.00     $     0.00
                             ============   =============  =============
Weighted average shares
outstanding-basic and diluted  1,348,718       1,800,000      1,800,000
                             ============   =============  =============





              See Notes to the Interim Financial Statements


                HERBALORGANICS.com
             (A Development Stage Company)
               Statement of Cash Flows
               -----------------------
                     (Unaudited)
                                          Cumulative
                                            During          For the Six
                                         Development        Months Ended
                                            Stage           June 30, 2002
                                        -------------     ----------------

Cash Flows from Operating Activities
------------------------------------
Net Loss                                 $   (19,893)        $    (6,265)

Adjustment to reconcile net loss to net:
Increase in accounts payable                   1,750               1,750
Increase in deferred tax asset                (6,764)             (2,130)
Increase in deferred tax valuation allowance   6,764               2,130
                                        -------------     ----------------
Net cash used in operating activities        (18,143)             (4,515)
                                        -------------     ----------------
Cash Flows from financing Activities
------------------------------------
Proceeds received from issuance of stock      43,000                   -
Issue costs paid                              (2,405)                  -
Advance from stockholder                         100                   -
                                        -------------     ----------------
Net cash provided by financing activities     40,695                   -
                                        -------------     ----------------
Net Increase (decrease)in cash                22,552              (4,515)

Cash and cash equivalents at April
16, 1999 and December 31, 2001                     -               27,067
                                        -------------     ----------------
Cash and cash equivalents at
June 30, 2002                            $    22,552        $      22,552
                                        =============     ================

Schedule of Supplemental Information:
-------------------------------------
No amounts were actually paid for either interest or income taxes during the quarter ended June 30, 2002.





           See Notes to the Interim Financial Statements

                         HERBALORGANICS.COM
                (A Company in the Development Stage)
                 NOTES TO THE FINANCIAL STATEMENTS
                 ---------------------------------
                           June 30, 2002

1.  Basis of Presentation
    ---------------------
The accompanying unaudited interim financial statements of Herbalorganics.com (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In managements opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10SB12G. Prior year's comparative quarter information is unavailable, as no interim financial statements were prepared in the prior year.

New Pronouncements
------------------
In May 2002 the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gain or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statements also provides that modifications to a capital lease that make it an operating lease be accounted for a sale-leaseback.

                         HERBALORGANICS.COM
                (A Company in the Development Stage)
                 NOTES TO THE FINANCIAL STATEMENTS
                 ---------------------------------
                           June 30, 2002

1.  Basis of Presentation (continued)
    ---------------------------------
    New Pronouncements (continued)
    ---------------------------------
Management feels that the early adoption of SFAS No. 145 has not had a materialeffect on the financial results.

2.  Going Concern
    -------------
These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently is the development stage, and existing cash, other material assets, and available credit may be insufficient to fund the Company's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, and research and development activities.

3.  Accrued Issuance Costs
    ----------------------
Estimated issuance costs of $595 that had been accrued at December 31, 2001, were reversed in the current quarter as all amounts due have been paid.

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

                           HerbalOrganics.com,
                           a Nevada corporation (Registrant)


Dated: August 13, 2002     By:/s/ Thomas C. Whalen, President,
                           Secretary, Treasurer and Director