Form 10QSB
period 2002-09-30
HERBALORGANICS COM
filed 2002-11-15
CIK 1133754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 333-79405

                   HERBALORGANICS.COM
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            88-0471263
---------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


 7171 - 121st St. #109, Surrey, B.C., Canada       V3W 1G9
------------------------------------------------   -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(604) 649-5595

                               None
     ---------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 1,800,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49628, on February 13, 2002, are incorporated herein by reference.

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

                     HerbalOrganics.com
                  (A Development Stage Company)
                       Balance Sheet
        September 30, 2002 (unaudited) and December 31, 2001

                         ASSETS
                         ------
                                September 30   December 31
                                    2002        2001
                                    ----        ----
                                 (Unaudited)   (Audited)

Cash                              $17,801      $ 27,067
                                  -------      --------
Total Current Assets               17,801        27,067

Deferred Tax Asset (net of
  valuation allowance of
  $5,654 and $4,634)                    -             -
                                  -------      --------
Total Assets                      $17,801      $ 27,067
                                  =======       =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
--------------------
Accounts payable                  $  750       $      -
Accrued issuance costs                 -            595
Advance from stockholder             100            100
                                  -------       -------
Total Current and
  Total Liabilities                  850            695
                                  -------       -------
Commitments and
Contingencies                          -              -

Stockholders' Equity
- --------------------
Preferred stock, $.01 par value,
10,000,000 shares authorized, no
shares issued and outstanding          -              -

Common Stock, $.001 par value,
25,000,000 shares authorized,
1,800,000 shares issued and
outstanding                        1,800          1,800
25,000,000 authorized shares,

Additional Paid-In-Capital        38,795         38,200
Deficit accumulated during the
Development stage                (23,644)       (13,628)
                                  -------       -------
Total Stockholders' Equity        16,951         26,372
                                  -------       -------
Total Liabilities and
Stockholders' Equity             $17,801      $ 27,067
                                 =======       ========


               HerbalOrganics.com
         (A Development Stage Company)
         Statement of Operations (Unaudited)
        ------------------------------------

                              Cumulative
                              During the     For the Nine   For the Three
                              Development       Months         Months
                              Stage          Ended 9/30/02  Ended 9/30/02
                             ==============  =============  =============
Revenues:
----------
Revenues                            -                -            -
                               -------          --------       ---------
Total Revenues                 $    -           $    -         $  -

Expenses:
---------
Consulting Expense              (3,750)           (3,750)        (1,750)
Legal and Accounting            (9,725)           (4,725)          (975)
General and Administrative
   Expenses                    (10,169)           (1,541)        (1,026)
                               -------          --------        --------


Net Loss Before Income Taxes   (23,644)          (10,016)        (3,751)
                              --------          ---------       --------
Provision for Income Tax             -                -            -
                              --------          ---------       --------
Net Loss                      $(23,644)         $(10,016)      $ (3,751)
                              =========         =========      =========
Loss per Share
- Basic and Diluted          $    0.02          $   0.01       $   0.00
                              =========         ========       =========
Weighted Average Shares
outstanding
- Basic and Diluted           1,380,952        1,800,000       1,800,000
                             ==========       ==========       =========

                 HerbalOrganics.com
             (A Development Stage Company)
          Statement of Cash Flows (Unaudited)

                               Cumulative       For the
                                During         Nine Months
                              Development        Ended
                                 Stage     September 30,2002
                              -----------------------------
Cash Flows from
Operating Activities
- --------------------
Net Loss                     $ (23,644)       $ (10,016)
Adjustment to
reconcile net loss to net:
 Increase in accounts payable      750              750
 Increase in deferred
   tax asset                    (8,039)          (3,405)
 Increase in deferred
   tax valuation allowance       8,039            3,405
                             ---------------------------
Net cash used in
Operating activities           (22,894)          (9,266)
                             ---------------------------
Cash Flows from
Financing Activities
- --------------------
Proceeds received from
 Issuance of stock              43,000                -
Issue costs paid                (2,405)               -
Advance from stockholder           100                -
                             ---------------------------
Net cash provided by
financing activities            40,695                -
                             ---------------------------
Net Increase (decrease)
in cash                         17,801           (9,266)

Cash and cash equivalents
At April 16, 1999 and
December 31, 2001                    -           27,067
                             ---------------------------
Cash and cash equivalents
At September 30, 2002         $ 17,801         $ 17,801
                              ==========================

Schedule of Supplemental Information:
- ------------------------------------
No amounts were paid for either interest or income taxes during the quarter ended September 30, 2002.

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

New Pronouncements
------------------
In May 2002, the Financial Accounting Standards Board (FASB) issued Statemetn of Financial Accounting Standards (SFAS) 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback.

Management feels that the early adoption of SFAS No. 145 has not had any effect on the financial results, as the Company has no long term debt or capital leases.

In August 2002 the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement nullified EITF issue 94-3 and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94.3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard als requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS
146. Management does not feel that this standard will affect the Company, as they have not yet begun operations.

2. 	Going Concern
---------------------
These financial statements have been prepared assuming that Registrant will continue as a going concern. Registrant is currently in the development stage, and existing cash, other material assets, and available credit may be insufficient to fund Registrant's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities. The President of the Company intends to advance funds as necessary to fudn the cash flow needs of the Company

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

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

For nine months ended September 30, 2002, Registrant had not yet generated any revenues or expended any significant amount of monies for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Post Effective

Results of Operations
---------------------
For the nine months ended September 30, 2002, Registrant had no revenues and incurred net operating losses of $0,016, $3,750 of which was consulting expense, $4,725 in legal fees and $1,541 in general and administrative expense.


                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form 10SB registration statement, filed on February 13, 2002, under SEC File Number 0-49628:

Exhibit No.            Description
- ----------           -----------
*  3(i)                Articles of Incorporation
*  3(ii)               Bylaws
  99                   Sec. 906 Certification

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

                             HerbalOrganics.com,
                             a Nevada corporation (Registrant)

Dated: November 14, 2002     By:/s/ Thomas C. Whalen, President,
                             CEO, Secretary, Treasurer, CFO and
                             Chairman of the Board of Directors

         CERTIFICATION PURSUANT TO SECTION 302
         -------------------------------------

I, Thomas C. Whalen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Herbal
Organics.com

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of HerbalOrganics.com as of, and for, the periods presented in this quarterly report.

4. HerbalOrganics.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for HerbalOrganics. com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to HerbalOrganics.
     com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of HerbalOrganics.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


	November 14, 2002   /s/ Thomas C. Whalen
                              ----------------=------------------------
    		              Thomas C. Whalen, Chief Executive Officer
			      and Chairman of the Board of Directors