Form 10KSB
period 2002-12-31
HERBALORGANICS COM
filed 2003-03-18
CIK 1133754

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2002

          Commission File Number 0-49915

                 HerbalOrganics.com
  ---------------------------------------------
 (Name of small business issuer in its charter)

        Nevada                        88-049628
-------------------------------       -----------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      7171-121st Street #109
       Surrey, B.C., Canada                  V3W 1G9
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code: (604) 649-5595

Securities registered Under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock
              ------------------------
                 (Title of Class)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

The Issuer had no revenues for the year ended December 31, 2002.

The Issuer's common stock is listed on the OTCBB under the trading symbol HBOG, however, as of the date of the filing of this Annual Report, no active trading has commenced. Therefore, there is no current market value of the voting common stock held by non-affiliates.

There were a total of 1,800,000 shares of the Issuer's common stock issued and outstanding at December 31, 2002.

Transitional Small Business Disclosure Format   __ Yes  X No

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the reports on Form 10-SB and Form 10-QSB, filed by the Registrant during the year 2002 under SEC File Number 0-49915 and/or CIK Number 1133754

                         PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HerbalOrganics.com was incorporated in the State of Nevada on April 16, 1999 to engage in the online marketing and distribution of organic herbal supplements. We are a development stage company and have not yet commenced business operations or generated any revenues from operations. We have a going concern opinion from our accountants, however, existing cash in the bank and available credit may be insufficient to fund our cash flow needs for the next year. Given our limited resources and lack of operating performance, we may be unable to fully implement our proposed business plans until further funds are available either through the sale of our equity securities or through bank loans. As a result, be may be limited in the number of products we are able to offer in the initial launch of our website, currently projected for Fall of 2003.

Proposed Product Line
---------------------
We intend to implement an uncompromising commitment to quality in our finished products, fully recyclable packaging and an appealing "HerbalOrganics" brand label design. Our products will be unique in that they will be 100% organic and animal-free, using only non-gelatin, vegetable-based encapsulation products of the highest quality. In addition, we intend to use 100% recyclable products for our label and bottles. Products that are certified organic are the only ones guaranteed to be free of genetically modified organisms. As consumer knowledge continues to increase about the side affects of herbicides, fertilizers and fumigation, we feel more and more consumers will turn to organic herbal supplements. Initially, we intend to focus on marketing the following products:
Astragulus, Blessed thistle, Burdock, Cayenne, Damiana,
Dandelion root, Echinacea, Echinacea cold war, Feverfew,
Garlic, Ginger, Ginkgo, Siberian Ginseng, Gotu kola,
Hawthorn, Licorice, Milk thistle, Nettles, Oregon Grape,
Red Raspberry, Red Clover, Saw palmetto, St. John's Wort and Valerian Root.

We have made tentative  verbal  arrangements with two
Canadian herb farms/wholesalers to supply our raw material only;
however, we have not yet entered into any written agreements with any wholesalers, manufacturers or distributors.

Raw material will be shipped directly to our manufacturer (either Albi Imports or GRF Nutrition) for encapsulation and packaging.
We are still negotiating with these and other potential manufacturers at this time and have not yet entered into any final agreements. We are currently targeting the launch of our products and website in the Fall of 2002 at the Baltimore Expo East (Natural Products Trade Show) utilizing distributors' booths for displaying our products. We intend to use either
Super Nutrition or Tree of Life, which are the major distributors in the United States. Following the trade show, we plan on advertising in two magazines in September/October to follow up the launch from the Baltimore trade show. The proposed publications are Whole Foods and Natural Food Merchandiser, which are trade publications targeted to the supplement food retailer. We then intend to follow up our retail advertising in November and December 2002, by advertising in Organic Times and Healthy Living Magazines. We are also currently researching the possibility of co-op advertising with GNC (General Nutrition Centers), Whole Foods, Wild Oats/Capers and Good Earth markets.

Web Site
--------
We have obtained the domain name HerbalOrganics.com and are currently designing our website. We intend to focus the website content on "organic" health supplements and information related to the benefits of "organic". We also intend to design our website to provide a convenient and informative shopping experience for consumers desiring to purchase products that promote healthy living and provide links to other health-related information sources, as well as features from credible third-party sources designed to assist consumers in making informed decisions. We are continuing to contact suppliers and health providers to include information in "links" on our website that will be beneficial to our customers. We are also shopping for distributors and banks to process our orders in an efficient and cost-effective manner. We currently estimate that our web site will be operational and that we will be ready to begin taking orders sometime in late 2002. Until our website is launched, however, we will be unable to offer or sell any of our products.

Initial Costs to Launch Business Operations
-----------------------------------------------
We estimate it will cost approximately $7,000 for the graphics, labeling, brochures and packaging of our initial product line, which will consist of approximately 10 to 15 products and $3,500 - $4,000 for the raw materials to make the initial product line. The initial product line will be chosen based on the cost of the herbs available at the time our website is ready for launch and we are ready to take orders. We estimate we will spend another $4,000 to $5,000 in advertising, marketing and promotion of our website and products after the website is completed and launched.

Internet Marketing and Distribution
------------------------------------
The Internet is playing an increasingly significant role in communication, information and commerce. The functionality of the Internet makes it an attractive commercial medium by providing features and information that have been unavailable in the past. As the number of total Internet users grows, the number of online purchasers should also grow.

Using the Internet, we intend to offer a highly efficient solution that will allow our customers to research a large selection of products in the convenience and privacy of their own homes so that informed purchase decisions may be made. In addition, Management believes that the privacy of the Internet shopping and research experience will enable consumers to feel more comfortable in purchasing personal products. These benefits, together with the convenience of being able to shop 24 hours per day, seven days per week, the ability to reorder products easily and the availability of a large product selection, make the Internet an excellent distribution channel for our proposed products.

Our current plan is to purchase herbs from existing herb farms and wholesalers. Initially, we intend to enter into a subcontract with a distributor to ship its products. The dry, milled herbs would be shipped in bulk to a distribution center for processing, encapsulation, bottling and distribution.

We intend to target the international consumer market base by way of Internet, magazine and newspaper ads, network marketing and direct mail to market profile-selected mailing lists.
We intend to purchase Direct Mail Program survey/subscription lists from both Organic Times and Healthy Living. The purchase of these lists will be secondary to our focus on brokers/distributors, trade publications and consumer magazines.

After our website is launched,  we intend to purchase
Direct Mail Program survey/subscription lists from both Organic
Times and Healthy Living. The purchase of these lists will be secondary to our focus on brokers/distributors, trade publications and consumer magazines.

Once our website is launched and we begin taking orders, we also intend to establish 800 numbers to enable consumers to research products, analyze their specific needs, determine their personal herb needs and place orders. Operators equipped with computers would answer 800-dialed calls and assist customers with their needs. We intend to enter into a sub-contract with an 800 order-taking service to take the orders and a distribution center to fill and ship the orders, thereby minimizing our labor costs.

 In the future, we will also attempt to  publish
"newsletters", pamphlets, booklets and instructional materials, to disseminate proper information and testimonials about the nature and uses of herbs and herbology, along with information regarding new products in development. This material would be made available to both existing and potential new customers through our web-site and direct mail, on a cost-free basis

Sources of Revenue
------------------
The majority of revenues are expected to be derived from marketing supplements, however, we also intend to offer customized formulas for private labeling, bulk sales of raw material and consulting services. We also intend to distribute other manufacturers' products that are not in direct competition with our products and expect to receive commissions from those sales. Many of the smaller herbal supplement companies do not have sufficient resources or distribution channels for their products. We also expect to derive revenues from advertising through links to other companies that offer products/services/information and from banner advertising.

Competition
-----------
The vitamin and nutritional supplement market is highly fragmented and competitive. In addition, the online commerce market in which we intend to operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch websites at relatively low costs.

We will be competing with a variety of companies, including health/natural specialty retailers, drugstores, supermarkets and grocery stores and mass merchant retailers. Our competitors operate in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling, some of which are as follows:

Health/natural specialty retailers - This distribution channel is highly fragmented and includes local, regional and national chains, as well as catalog marketers and online retailers. The largest participant in this sector is General Nutrition Centers, which has a nationwide presence and a website. Another large competitor is NBTY, which sells exclusively private-label products through its Puritan's Pride and Nutrition Headquarters mail order catalogs and its Vitamin World retail stores. NBTY also sells through separate Vitamin World and Puritan's Pride websites. In addition, Rexall Sundown, a large manufacturer of vitamins and nutritional supplements, sells directly to consumers through both catalog and direct mail operations.

- -	 Online Competitors - Two of the largest online distributors of vitamins and health supplements are www.MotherNature.com and www.GreenTree.com.

- -	Drugstores -  This group consists mainly of national chains, such as Walgreen's and RiteAid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as RiteAid did when it invested in www.drugstore.com. This category of competition currently offers a moderate selection of vitamins and nutritional supplements, but its primary focus on prescriptions and over-the-counter products.

- -	Supermarkets and grocery stores - Competitors in this group
include all supermarkets, such as Safeway, Raleys, Albertsons and natural-food markets, such as Whole Foods and Wild Oats.
Some of these companies have entered the online market with a limited offering of vitamins and nutritional supplements;
however, this category has only offered a limited selection of vitamins and nutritional supplements.

- -	Mass merchant retailers -  This competitive category is
dominated by companies such as Wal-Mart, Kmart and Target, which have extensive retail locations but limited online presence, if any. These chains offer attractive pricing on vitamins and nutritional supplements, but have limited selection at retail stores and offer little product information.

Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Some competitors may develop products or services that are equal or superior to ours and may achieve greater market acceptance us. In addition, larger, more well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases. We will be involved in intense competition with many of these major, well respected, international and well-known name-brand companies and such competition could adversely affect our ability to compete in the industry and could also adversely impact our business operations and revenues.

Trademarks and Proprietary Rights
---------------------------------
We do not currently have any registered patent or trademark protection for our name or proposed products; however, we assert claims of proprietary rights to our business systems, software, plans and operations.

Government Regulation
---------------------
The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements are subject to regulation by the FDA and FTC in the U.S. In particular, we will be suject to the rules and regulations of the Dietary Supplement Health and Education Act of 1994, which established a new statutory definition of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. A supplement that contains a new dietary ingredient not on the domestic market on October 15, 1994 requires a submission to the FDA of evidence of a history of use or other evidence of safety. Among other things, the statute prevents the further regulation of dietary ingredients as "food additives" and allows the use of "statements of nutritional support" on product labels.

Our business operations will also be subject to regulation by The Nutrition Labeling and Education Act of 1990, which prohibits the use of any health claim, which generally means any statement relating a substance to reducing the risk of disease, for any foods, including dietary supplements, unless the health claim is supported by "significant scientific agreement" and is pre-approved by the FDA. The FDA Modernization Act of 1997, which also amended the Federal Food, Drug and Cosmetic Act, relaxed this prohibition somewhat by permitting health claims based upon authoritative statements of specific scientific bodies without FDA pre-approval, but only following notification of the FDA. To date, the FDA has approved or accepted notification for only a limited number of health claims for dietary supplements.

A statement of nutritional support developed by a manufacturer or distributor of vitamins and nutritional supplements generally must carry a disclaimer in the labeling, stating that the claim "has not been evaluated by the FDA" and that the product "is not intended to diagnose, treat, cure or prevent any disease."

Also under the Dietary Supplement Health and Education Act, retailers are allowed to use "third-party literature" to educate customers in connection with product sales. The literature must be balanced, objective, scientific information about the use of the product. The literature must not be misleading, must be displayed or presented with other literature to present a balanced view, must not promote a particular brand and, if in a store, must be physically separate from the associated product. We intend to fully comply with this statute governing the use of third-party literature relating to content posted on our website and in our newsletters, pamphlets, books and other products.

Our vitamins and nutritional supplements and minerals must also comply with the adulteration and misbranding provisions of laws administered by the FDA. In addition, all ingredients must be safe and suitable for use. All mandatory label information must be presented in accordance with governing regulations, and no information may be false or misleading.

The FTC enforces against unfair acts or practices in commerce, including false or deceptive advertising of diet, health and nutritional supplements. Under the Federal Trade Commission Act and the policies published by the FTC to implement it, product claims must be properly substantiated and stated in a non-deceptive manner.

Because the Internet is relatively new, there is little law or regulatory guidance that clarifies the manner in which government regulation impacts online sales of vitamins and nutritional supplements. This lack of clarity lends uncertainty to the laws regulating online promotional claims and website structure, if any.

Employees
---------
At the present time, we have no employees other than our sole officer and director, who devotes hos time as needed to the business. We will add staff as and when needed, as we develop and expand our business operations.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Our business operations are being conducted from the business office of our sole officer and director, on a rent-free basis.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed for trading on the OTCBB under the symbol HBOG, however, trading has not yet commenced.

We have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations and Plan of Operation
-------------------------------------------
Since we have not yet commenced full business operations, we have not yet realized any revenues. We have a net loss of $10,341 at December 31, 2002, resulting in a net loss per share of $.006

General and administrative expenses at December 31, 2002 were $10,341, which mainly constituted legal and professional fees and expenses incurred in connection with the filing of our initial public offering pursuant to Rule 504 of Regulation D in the State of Nevada and our Form 10SB registration statement with the SEC.

We are currently negotiating with suppliers who will be able to provide us with the supplements we want to carry in our initial product line. In addition, we continue to develop content for our website, which is not yet published.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, our primary sources of liquidity included cash and cash equivalents in the amount of $16,631, which is the balance of proceeds raised in our initial public offering. We believe that our existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet our anticipated cash requirements is subject to a number of uncertainties, the most important of which is our ability to generate sufficient cash flow to support our business operations.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the years ended December 31, 2002 and 2001, prepared and audited by Clyde Bailey, an independent Certified Public Accountant, are included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreemens with accountants on accounting and financial disclosures during the year ended December 31, 2002.

                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officer and director is set forth below:

Name                       Age      Position(s)
----------------           ----      -------------
Thomas C. Whalen            40      President, CEO, Secretary,
                                    Treasurer (CFO) and Director

Background of Officer and Director
----------------------------------
Thomas C. Whalen has been the President, CEO,Secretary, Treasurer
(CFO) and sole Director of our Company since October 1999. Since February 1997, he has also been an Independent Business Consultant/ Financial Advisor in Canada. He has extensive knowledge of the natural products industry. From October 1993 to January 1997, he was Vice President Sales and Marketing for Sears Healthfood and Fitness, a department of Sears Canada. Averaging nine store openings a year, he increased the number of locations from a total of 15 to 37. Prior to his joining the organization, an average of only one and a half stores per year had been opened during the previous ten years of operations. In recognition of his achievements, he was awarded Outstanding General Management for the Operations of the company. He has since been hired to advise several supplement companies in the areas of sales and marketing. Mr. Whalen has strong management and organizational skills. He has over twenty-two years experience in marketing, promotion and management within the health food, fitness, electronics, computer, financial and medical industries. Mr. Whalen devotes approximately 25 hours per week to our business operations.

ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, our sole officer and director has not been compensated for his services, either in cash or stock, and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and becomes profitable in our business operations. As a result, no summary compensation tables have been included herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the total number of shares owned beneficially by our sole director and officer and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Thomas C. Whalen                           1,000,000       56%
7171 - 121st St. #108                       (Direct)
Surrey, BC, Canada V3W 1G9
--------------------------
All Executive Officers and
Directors as a group
(1 person)                                 1,000,000       56%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which we are a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB
Registration Statement, filed February 13, 2002, under SEC File
Number 0-49628 and/or CIK Number 0001133754.

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant


(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

                         SIGNATURES
                         ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HerbalOrganics.com, Registrant

Dated: March 14, 2003  By: /s/ Thomas C. Whalen
                               President, CEO, Secretary, Treasurer
                               (CFO) and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Thomas C. Whalen, President, CEO, Secretary,
        Treasurer (CFO)and Director

Dated:  March 14, 2003

      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

     I, Thomas C. Whalen, certify that:

1. I have reviewed this annual report on Form 10-KSB of HerbalOrganics.
com.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of HerbalOrganics.com as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for HerbalOrganics.com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to HerbalOrganics.com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of HerbalOrganic.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	March 14, 2003       /s/ Thomas C. Whalen
                              --------------------------------------
  		             By: Thomas C. Whalen, Chief Executive
                                 Officer and Chairman of the Board of
                                 Directors

                       HERBALORGANICS.COM


                    Audited Financial Statements

                    December 31, 2002 and 2001












                          Clyde Bailey, P.C.
                      Certified Public Accountant
                       10924 Vance Jackson #404
                       San Antonio, Texas 78230

CLYDE BAILEY P.C.                         Certified Public Accountant
                                             10924 Vance Jackson #404
                                             San Antonio, Texas 78230
                                                 (210) 699-1287(ofc.)
                                 (888) 699-1287  (210) 691-2911 (fax)

Board of Directors                Member: American Institute of CPA's
HerbalOrganics.com                        Texas Society of CPA's

             INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of HerbalOrganics.com (Company) as of December 31, 2001 and 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from April 16, 1999 (Inception) to December 31,
2002 and for the twelve months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the period from September 13, 2000 (Inception) to December 31, 2002, and for the twelve months ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in Note 5 in the notes to the financial statements.

                           /s/ Clyde Bailey P.C.
                           San Antonio, Texas
                           January 10, 2003

                       HerbalOrganics.com
                (A Development Stage Enterprise)
                        Balance Sheet
             As of December 31, 2002 and 2001

                                  2002             2001
                                -----------    -----------
ASSETS
------
Current Assets
--------------
Cash                            $ 16,331      $   27,067
                                --------      ----------
Total Current Assets            $ 16,331      $   27,067
                                --------      ----------
Total Assets                    $ 16,331      $   27,067
                                ========      ==========

LIABILITIES
-----------
Current Liabilities
-------------------
Accounts Payable                $    500      $      595
Officer Advances                     100             100
                                --------      ----------
Total Current Liabilities       $    600      $      695

Total Liabilities               $    600      $      695

Commitments and Contingencies          -               -

STOCKHOLDERS' EQUITY
--------------------
Common Stock                    $  1,80      $   1,80

Preferred shares $.01 par value,
10,000,000 shares authorized,
no shares issued and outstanding

Common shares, $.001 par value,
25,000,000 shares authorized,
par value $.001 1,700,000 and
1,800,000 shares issued and
outstanding

Additional Paid-in-Capital        38,200         38,200
Deficit accumulated during the   (23,969)       (13,628)
 development stage              --------      ---------
Total Stockholders' Equity        16,031         26,372
                                --------      ---------
Total Liabilities and
Stockholders' Equity           $  16,631      $  27,067
                               =========      =========

       See accompanying notes to Financial Statements.

                       HerbalOrganics.com
                 (A Development Stage Enterprise)
                      Statement of Operations

                                                                       From Inception
                                 For the Years Ended                    March 3, 1998
                           December 31, 2002    December 31, 2001   to December 31, 2002
                          -------------------   -----------------   ---------------------
Revenues:
---------
Revenues                     $        -            $        -            $        -
                             -----------           -----------           -----------

Total Revenues

Expenses:
---------
Professional Fees                10,098                     -                10,098
Operating Expenses                  243                11,165                13,871
                             ----------            ----------            ----------
Total Expenses                   10,341                11,165                23,969
                             ----------            ----------            ----------
Net loss from Operations        (10,341)          $   (11,165)           $  (23,969)


Provision for Income Taxes:
---------------------------
Income Tax Benefit                    -                     -                     -
Net Income (Loss)            $  (10,341)          $   (11,165)           $  (23,969)
                             ==========           ===========            ==========


Basic and Diluted Earnings
Per Common Share             $   (0.006)          $    (0.006)           $   (0.017)
                             ----------           -----------            ----------
Weighted Average number of
Common Shares used in per
share calculations            1,800,000             1,800,000             1,373,333
                             ==========           ===========            ==========


                             HerbalOrganics.com
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity

                                                       Deficit
                                                     Accumulated       Total
                               $0.001   Paid-In      During the     Stockholders'
                      Shares Par Value  Capital  Development Stage      Equity
                      -----------------------------------------------------------
Balance, April 16,
1999, Date of
Inception                 -        -  $   -           $   -        $    -

Issuance of Common
Stock for Cash      1,000,000   1,000    2,000            -             3,000

Net Income (Loss)                                         -                 -
                    ------------------------------------------------------------
Balance December
31, 1999            1,000,000   1,000  $ 2,000        $   -        $    3,000
                    ============================================================
Net Income (Loss)                                       (2,463)        (2,463)
                    ------------------------------------------------------------
Balance December
31, 2000            1,000,000   1,000  $ 2,000        $ (2,463)    $      537
                    ------------------------------------------------------------
Issuance of Common
Stock for Cash        800,000    800    36,200               -         37,000

Net Income (Loss)                                      (11,165)       (11,165)
                    ------------------------------------------------------------
Balance December
31, 2001            1,000,000  1,800   $38,200        $(13,628)    $   26,372
                    ============================================================
Net Income (Loss)                                      (10,341)       (10,341)
                    ------------------------------------------------------------

Balance
December 31, 2002   1,800,000 $1,800  $ 38,200        $(23,969)    $   16,031
                    ============================================================








           See accompanying notes to Financial Statements.


                             HerbalOrganics.com
                       (A Development Stage Enterprise}
                            Statement of Cash Flows

                                           For the Years        From Inception
                                              Ended             April 16, 1999
                                            December 31       to December 31, 2002
                                       ------------------     --------------------
                                          2002        2001
                                       ---------------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                     $(10,341)  $(11,165)        $  (23,969)
Accounts Payable                                      -                -

Changes in operating assets and
liabilities:
 Increase(Decrease) in Accounts Payable    (95)      (258)               (95)
                                     ---------   ---------        ----------
               Total Adjustments           (95)      (258)               (95)

Net Cash Used in Operating
Activities                             (10,436)   (11,423)           (24,064)
                                     ----------  ---------        ----------

Cash Flows from Financing Agtivities:
------------------------------------
Proceeds from Stockholder Advance            -          -                100
Proceeds from Issuance of Common Stock       -          -             43,000
Issue costs paid                             -          -             (2,405)
                                     ----------  ---------        ----------
Net Cash Provided from Financing
Activities                                   -          -             40,695
                                     ----------  ---------        ----------
Net Increase (Decerease) in Cash     $ (10,436)   (11,423)            16,631

Cash Balance, Begin Period              27,067     38,490                  -
                                     ----------  ---------        ----------
Cash Balance, End Period             $  16,631   $ 27,067         $   16,631
                                     ==========  =========        ==========
Supplemental Disclosures:
Cash Paid for interest               $       -   $      -         $        -
Cash Paid for income taxes           $       -   $      -         $        -
Stock Issued to Office for Cash              -          -          1,000,000
                                     =========   =========        ==========





           See accompanying notes to Financial Statements.

                     HERBALORGANICS.COM
               Notes to Financial Statements



Note 1  -  Summary of Significant Accounting Policies

Organization
The Company was organized April 16, 1999, under the laws of the State of Nevada as Terlingua Industries, Ltd. It was formed to engage in the marketing and distribution of organic herbal supplements in an international market. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 2000 the Company changed its name to HerbalOrganics.com, Inc. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 1,800,000 common shares issued and outstanding as of December 31, 2002 and 2001. The company has a total of 10,000,000 authorized preferred shares with a par value of $.01 per share no shares are outstanding as of December 31, 2002 and 2001.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
The Company has no fixed assets at this time.

Federal Income Tax
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                HERBALORGANICS.COM, INC.
             Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't)

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a Financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

               HERBALORGANICS.COM, INC.
            Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't)

Employers' Disclosure about Pensions and Other Postretirement Benefits Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") Statement No.
107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.


Note 2  -  Common Stock
In April 1999, the President of the Company acquired 1,000,000 shares of the Company's common stock for $3,000 in cash. In January 2001, a further 800,000 shares of the Company's common stock were sold to unrelated parties for $40,000, less $3,000 in issue costs.

                  HERBALORGANICS.COM, INC.
               Notes to Financial Statements


Note 3 - Organization Costs
The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

Note 4  -  Related Parties
During 2002 and 2001, the Officer advanced the Company a total of $100 and $100 respectively, which was used to pay general operating expenses.

Note 5  -  Subsequent Events
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.