Form 10KSB/A
period 2002-12-31
HERBALORGANICS COM
filed 2003-04-01
CIK 1133754

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                FORM 10-KSB/A
[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2002

          Commission File Number 0-49915

                 HerbalOrganics.com
  ---------------------------------------------
 (Name of small business issuer in its charter)

        Nevada                           88-049628
- -------------------------------       -----------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      7171-121st Street #109
       Surrey, B.C., Canada                  V3W 1G9
- ---------------------------------------     -----------
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

Proposed Product Line
- ---------------------
We intend to implement an uncompromising commitment to quality in our finished products, fully recyclable packaging and an appealing "HerbalOrganics" brand label design. Our products will be unique in that they will be 100% organic and animal-free, using only non-gelatin, vegetable-based encapsulation products of the highest quality. In addition, we intend to use 100% recyclable products for our label and bottles. Products that are certified organic are the only ones guaranteed to be free of genetically modified organisms. As consumer knowledge continues to increase about the side affects of herbicides, fertilizers and fumigation, we feel more and more consumers will turn to organic herbal supplements. Initially, we intend to focus on marketing the following products:
Astragulus, Blessed thistle, Burdock, Cayenne, Damiana,
Dandelion root, Echinacea, Echinacea cold war, Feverfew,
Garlic, Ginger, Ginkgo, Siberian Ginseng, Gotu kola,
Hawthorn, Licorice, Milk thistle, Nettles, Oregon Grape,
Red Raspberry, Red Clover, Saw palmetto, St. John's Wort and Valerian Root.

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

Web Site
- --------
We have obtained the domain name HerbalOrganics.com and are currently designing our website. We intend to focus the website content on "organic" health supplements and information related to the benefits of "organic". We also intend to design our website to provide a convenient and informative shopping experience for consumers desiring to purchase products that promote healthy living and provide links to other health-related information sources, as well as features from credible third-party sources designed to assist consumers in making informed decisions. We are continuing to contact suppliers and health providers to include information in "links" on our website that will be beneficial to our customers. We are also shopping for distributors and banks to process our orders in an efficient and cost-effective manner. We currently estimate that our web site will be operational and that we will be ready to begin taking orders sometime in late 2002. Until our website is launched, however, we will be unable to offer or sell any of our products.

Initial Costs to Launch Business Operations
- -----------------------------------------------
We estimate it will cost approximately $7,000 for the graphics, labeling, brochures and packaging of our initial product line, which will consist of approximately 10 to 15 products and $3,500 - $4,000 for the raw materials to make the initial product line. The initial product line will be chosen based on the cost of the herbs available at the time our website is ready for launch and we are ready to take orders. We estimate we will spend another $4,000 to $5,000 in advertising, marketing and promotion of our website and products after the website is completed and launched.

Internet Marketing and Distribution
- ------------------------------------
The Internet is playing an increasingly significant role in communication, information and commerce. The functionality of the Internet makes it an attractive commercial medium by providing features and information that have been unavailable in the past. As the number of total Internet users grows, the number of online purchasers should also grow.

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

 In the future, we will also attempt to publish newsletters, pamphlets, booklets and instructional materials, to disseminate proper information and testimonials about the nature and uses of herbs and herbology, along with information regarding new products in development. This material would be made available to both existing and potential new customers through our web-site and direct mail, on a cost-free basis.

Sources of Revenue
- ------------------
The majority of revenues are expected to be derived from marketing supplements, however, we also intend to offer customized formulas for private labeling, bulk sales of raw material and consulting services. We also intend to distribute other manufacturers' products that are not in direct competition with our products and expect to receive commissions from those sales. Many of the smaller herbal supplement companies do not have sufficient resources or distribution channels for their products. We also expect to derive revenues from advertising through links to other companies that offer products/services/information and from banner advertising.

Competition
- -----------
The vitamin and nutritional supplement market is highly fragmented and competitive. In addition, the online commerce market in which we intend to operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch websites at relatively low costs.

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

- - -    Online Competitors - Two of the largest online distributors of vitamins and health supplements are www.MotherNature.com and www.GreenTree.com.

- - -   Drugstores -  This group consists mainly of national chains, such as Walgreen's and RiteAid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as RiteAid did when it invested in www.drugstore.com. This category of competition currently offers a moderate selection of vitamins and nutritional supplements, but its primary focus on prescriptions and over-the-counter products.

- - -   Supermarkets and grocery stores - Competitors in this group include all supermarkets, such as Safeway, Raleys, Albertsons and natural-food markets, such as Whole Foods and Wild Oats.
Some of these companies have entered the online market with a limited offering of vitamins and nutritional supplements;
however, this category has only offered a limited selection of vitamins and nutritional supplements.

- - -   Mass merchant retailers -  This competitive category is
dominated by companies such as Wal-Mart, Kmart and Target, which have extensive retail locations but limited online presence, if any. These chains offer attractive pricing on vitamins and nutritional supplements, but have limited selection at retail stores and offer little product information.

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


Trademarks and Proprietary Rights
- ---------------------------------
We do not currently have any registered patent or trademark protection for our name or proposed products; however, we assert claims of proprietary rights to our business systems, software, plans and operations.

Government Regulation
- ---------------------
The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements are subject to regulation by the FDA and FTC in the U.S. In particular, we will be subject to the rules and regulations of the Dietary Supplement Health and Education Act of 1994, which established a new statutory definition of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. A supplement that contains a new dietary ingredient not on the domestic market on October 15, 1994 requires a submission to the FDA of evidence of a history of use or other evidence of safety. Among other things, the statute prevents the further regulation of dietary ingredients as "food additives" and allows the use of "statements of nutritional support" on product labels.

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

Employees
- ---------
At the present time, we have no employees other than our sole officer and director, who devotes his time as needed to the business. We will add staff as and when needed, as we develop and expand our business operations.

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

Liquidity and Capital Resources
- -------------------------------
At December 31, 2002, our primary sources of liquidity included cash and cash equivalents in the amount of $16,631, which is the balance of proceeds raised in our initial public offering. We believe that our existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet our anticipated cash requirements is subject to a number of uncertainties, the most important of which is our ability to generate sufficient cash flow to support our business operations.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the years ended December 31, 2002 and 2001, prepared and audited by Clyde Bailey, an independent Certified Public Accountant, are included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


 Clyde Bailey, P.C., an independent chartered accountant, has been Registrant's auditor since January 2003. From inception to December 31, 2002, Mark Bailey & Co. Ltd., an independent chartered accounting firm was the Registrant's auditor; however, due to an increase in their accounting fees, Registrant was forced to change accounting firms. There have been no disagreements between Registrant and Mark Bailey & Co. Ltd. or Clyde Bailey, P.C.

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

The names, addresses, ages and positions of the current officer and director is set forth below:

Name                       Age      Position(s)
- ----------------           ----      -------------
Thomas C. Whalen            40      President, CEO, Secretary,
                                    Treasurer (CFO) and Director

Background of Officer and Director
- ----------------------------------
Thomas C. Whalen has been the President, CEO, Secretary, Treasurer
(CFO) and sole Director of our Company since October 1999. Since February 1997, he has also been an Independent Business Consultant/ Financial Advisor in Canada. He has extensive knowledge of the natural products industry. From October 1993 to January 1997, he was Vice President Sales and Marketing for Sears Healthfood and Fitness, a department of Sears Canada. Averaging nine store openings a year, he increased the number of locations from a total of 15 to 37. Prior to his joining the organization, an average of only one and a half stores per year had been opened during the previous ten years of operations. In recognition of his achievements, he was awarded Outstanding General Management for the Operations of the company. He has since been hired to advise several supplement companies in the areas of sales and marketing. Mr. Whalen has strong management and organizational skills. He has over twenty-two years experience in marketing, promotion and management within the health food, fitness, electronics, computer, financial and medical industries. Mr. Whalen devotes approximately 25 hours per week to our business operations.

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

- -------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
- -------------------------------------------------------------------
Thomas C. Whalen                           1,000,000       56%
7171 - 121st St. #108                       (Direct)
Surrey, BC, Canada V3W 1G9
- --------------------------
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

Exhibit Number     Description
- --------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002.


                         SIGNATURES
                         ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HerbalOrganics.com, Registrant

Dated: March 24, 2003  By: /s/ Thomas C. Whalen
                               President, CEO, Secretary, Treasurer
                               (CFO) and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Thomas C. Whalen, President, CEO, Secretary,
        Treasurer (CFO)and Director

Dated:  March 24, 2003

      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

     I, Thomas C. Whalen, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of HerbalOrganics.com.

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

        March 24, 2003       /s/ Thomas C. Whalen
                              --------------------------------------
                             By: Thomas C. Whalen, Chief Executive
                                 Officer and Chairman of the Board of
                                 Directors

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

                           /s/ Clyde Bailey P.C.
                           San Antonio, Texas
                           January 10, 2003

                       HerbalOrganics.com
                (A Development Stage Enterprise)
                        Balance Sheet
                As of December 31, 2002 and 2001

                                  2002             2001
                                -----------    -----------
ASSETS
- ------
Current Assets
- --------------
Cash                            $ 16,331      $   27,067
                                --------      ----------
Total Current Assets            $ 16,331      $   27,067
                                --------      ----------
Total Assets                    $ 16,331      $   27,067
                                ========      ==========

LIABILITIES
- -----------
Current Liabilities
- -------------------
Accounts Payable                $    500      $      595
Officer Advances                     100             100
                                --------      ----------
Total Current Liabilities       $    600      $      695

Total Liabilities               $    600      $      695

Commitments and Contingencies          -               -

STOCKHOLDERS' EQUITY
- --------------------
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
- ---------
Revenues                     $        -            $        -            $        -
                             -----------           -----------           -----------

Total Revenues

Expenses:
- ---------
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
- ---------------------------
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


                             HerbalOrganics.com
                       (A Development Stage Enterprise}
                            Statement of Cash Flows

                                           For the Years        From Inception
                                              Ended             April 16, 1999
                                            December 31       to December 31, 2002
                                       ------------------     --------------------
                                          2002        2001
                                       ---------------------
Cash Flows from Operating Activities:
- -------------------------------------
Net Income (Loss)                     $(10,341)  $(11,165)        $  (23,969)
Accounts Payable                                      -                -

Changes in operating assets and
liabilities:
 Increase(Decrease) in Accounts Payable    (95)      (258)               (95)
                                     ---------   ---------        ----------
               Total Adjustments           (95)      (258)               (95)

Net Cash Used in Operating
Activities                             (10,436)   (11,423)           (24,064)
                                     ----------  ---------        ----------

Cash Flows from Financing Activities:
- ------------------------------------
Proceeds from Stockholder Advance            -          -                100
Proceeds from Issuance of Common Stock       -          -             43,000
Issue costs paid                             -          -             (2,405)
                                     ----------  ---------        ----------
Net Cash Provided from Financing
Activities                                   -          -             40,695
                                     ----------  ---------        ----------
Net Increase (Decrease) in Cash     $ (10,436)   (11,423)            16,631

Cash Balance, Begin Period              27,067     38,490                  -
                                     ----------  ---------        ----------
Cash Balance, End Period             $  16,631   $ 27,067         $   16,631
                                     ==========  =========        ==========
Supplemental Disclosures:
Cash Paid for interest               $       -   $      -         $        -
Cash Paid for income taxes           $       -   $      -         $        -
Stock Issued to Office for Cash              -          -          1,000,000
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