Form 10QSB
period 2003-03-31
HERBALORGANICS COM
filed 2003-05-07
CIK 1133754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 0-49915

                   HERBALORGANICS.COM, INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            88-0045023
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


 7708 - 119A St., Delta, B.C., Canada              V4C 6N6
-----------------------------------------          -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(604) 649-5595

                               None
     ---------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 1,800,000. Registrant's original registration statement on Form 10-KSB and all exhibits thereto, filed under SEC File Number 0-49915, on March 31, 2003, are incorporated herein by reference.

                             PART 1


Financial Information
---------------------

Item 1. Financial Information

The consolidated financial statements for HerbalOrganics.com, Inc.
(the Company) included herein are unaudited but reflect, in managements opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

                       HerbalOrganics.com, Inc.
                  (A Development Stage Company)
                          Balance Sheet

                         ASSETS
                         ------
                                   March 31    December 31
                                     2003         2002
                                     ----         ----
                                 (Unaudited)    (Audited)
Current Assets
--------------
Cash                             $ 14,107       $ 16,631
                                 --------       --------
  Total Current Assets             14,107         16,631
                                 --------       --------
  Total Assets                   $ 14,107       $ 16,631
                                 ========       ========

                      LIABILITIES
                      -----------
Current Liabilities
- -----------------
Accounts Payable                 $    600       $    500
Officer Advances                      100            100
                                 --------       --------
  Total Current Liabilities           700            600
                                 --------       --------
  Total Liabilities                   700            600

Commitments and Contingencies           -              -

                STOCKHOLDERS' EQUITY
                --------------------
Common Stock                        1,800          1,800
 50,000,000 authorized shares,
 par value $.001
 1,800,000 shares issues and outstanding
Preffered Stock
 10,000,000 authorized preferred shares,
 par value $.01
 Nil shares issued and outstanding

Additional Paid-In-Capital         38,200         38,200
Accumulated Deficit during the
Development Period                (26,593)      (23,969)
                                  --------      --------
 Total Stockholders' Equity
 (Deficit)                          13,407        16,031
                                  --------      --------
 Total Liabilities and
 Stockholders' Equity             $ 14,107      $ 16,631
                                  ========      ========

                               3

               HerbalOrganics.com, Inc.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                For the Three Months Ended
                                        March 31
                              ------------------------------
                                  2003              2002
                              =============    =============
Revenues:
---------
Revenues                                -                 -
                               ----------       -----------
 Total Revenues                $        -       $         -

Expenses:
---------
Professional Fees                   2,616             2,563
Operating Expenses                      8
                               ----------       -----------
 Total Expenses                     2,624             2,563
 Net Income before Taxes       $   (2,624)       $   (2,563)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                      -                 -
 Net Income (Loss)             $   (2,624)       $   (2,563)
                               ==========       ===========
Basic and Diluted Earnings
Per Common Share                  (0.0015)          (0.0014)
                               ----------       -----------
Weighted Average number of
Common Shares used in per
calculations                    1,800,000         1,800,000
                               ==========       ===========








    The accompanying notes are integral part of the consolidated financial statements.

                  HerbalOrganics.com, Inc.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of March 31, 2003
                                                   Accumulated
                                                   Deficit During
                                 $0.001    Paid-In  Development Stockholders'
                        Shares   Par Value Capital   Period      Equity
                        --------- -------- --------  ---------- ------------
Balance, April 16, 1999         - $      - $      -  $        - $         -

Issuance of common stock 1,000,000    1,000    2,000           -      3,000

Net Income (Loss)                                              -          -
                         --------- -------- --------  ---------- ----------
Balance,December 31,1999 1,000,000    1,000    2,000           -      3,000

Net Income (Loss)                                        (2,463)    (2,463)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2000 1,000,000    1,000    2,000     (2,463)        537
                         --------- -------- --------  ---------- ----------
Issuance of common stock   800,000      800   36,200           -     37,000

Net Income (Loss)                                       (11,165)    (11,165)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2001 1,800,000    1,800   38,200    (13,628)     26,372
                         ========= ======== ========  ========== ==========
Net Income (Loss)                                       (10,341)    (10,341)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2002 1,800,000    1,800   38,200    (23,969)     16,031
                         ========= ======== ========  ========== ==========
Net Income (Loss)                                        (2,624)     (2,624)
                         --------- -------- --------  ---------- ----------
Balance,March 31,2003    1,800,000    1,800   38,200    (26,593)     13,407
                         ========= ======== ========  ========== ==========

    The accompanying notes are integral part of the consolidated financial statements.

                  HerbalOrganics.com, Inc.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                         For the Three Months Ended
                                                 March 31
                                       ------------------------------
                                            2003              2002
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (2,624)       $  (2,563)
Adjustments to reconcile net
loss to net cash provided(used)
to operating activities:
 Increase(Decrease)in
 Accounts Payable                               100             (595)
                                          ---------        ----------
 Total Adjustments                              100             (595)
                                          ---------        ----------
Net Cash Used in
Operating Activities                      $ (2,524)        $  (3,158)

Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance                 -                 -
 Proceeds from Issuance of Stock                 -                 -
 Costs Incurred to Raise Capital                  -                 -
                                         ---------        ----------
Net Cash Provided for
Financing Activities                     $       -        $        -
                                         ---------        ----------
Net Increase(Decrease)in Cash            $ (2,524)        $  (3,158)

Cash Balance, Begin Period                  16,631            27,067
                                         ---------        ----------
Cash Balance, End Period                 $  14,107        $   23,909
                                         =========        ==========
Supplemental Disclosures:
 Cash Paid for interest                  $       -        $        -
 Cash Paid for income taxes              $       -        $        -



The accompanying notes are integral part of the consolidated financial statements.

              HerbalOrganics.com, Inc.
           Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized April 16, 1999, under the laws of the State of Nevada as Terlingua Industries, Ltd. It was formed to engage in the marketing and distribution of organic herbal supplements in an international market. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 2000 the Company changed its name to HerbalOrganics.com, Inc. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 1,800,000 common shares issued and outstanding as of March 31, 2003 and December 31, 2002. The company has a total of 10,000,000 authorized preferred shares with a par value of $.01 per share no shares are outstanding as of March 31, 2003 and December 31, 2002.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              HerbalOrganics.com, Inc.
           Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS
No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

              HerbalOrganics.com, Inc.
           Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No.145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002.
The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

              HerbalOrganics.com, Inc.
           Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of March 31, 2003 and December 31, 2002.

Note 2  -  Common Stock
-----------------------
In April 1999, the President of the Company acquired 1,000,000 shares of the Company's common stock for $3,000 in cash. In January 2001, a further 800,000 shares of the Company's common stock were sold to unrelated parties for $40,000, less $3,000 in issue costs.

At March 31, 2003 and December 31, 2002 the Company had 1,800,000
Common shares issued and outstanding.

At March 31, 2003 and December 31, 2002 the Company had no Preferred shares issued and outstanding.

Note 3 - Organization Costs
---------------------------
The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

Note 4  -  Related Parties
--------------------------
At March 31, 2003 and December 31, 2002, the Officer has advanced the Company advanced a total of $100 to the Company which was used to pay general operating expenses.

Note 5  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
Registrant is currently in the development stage, and existing cash, other material assets, and available credit may be insufficient to fund Registrant's cash flow needs for the next year. Registrant's ability to continue as a going concern is dependent upon its ability to generate revenues or raise funds through sales of its equity securities, if and when needed, for use in administrative activities and expenses.

Registrant expects its current cash in the bank in the amount of $14,107 to satisfy its cash requirements for business operations for at least the next six months without having to raise additional funds or seek bank loans.

Thomas C. Whalen, the sole officer and director of Registrant, has committed to advancing operating costs to Registrant as and when needed, on an interest-free basis, during the development stage.

For the three months ended March 31, 2003, Registrant had not yet generated any revenues or expended any significant amount of monies for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Results of Operations
---------------------
For the three months ended March 31, 2002, Registrant had no revenues and incurred net operating losses of $2,624, all of which was professional fees incurred in connection with the preparation and filing of its quarterly and annual reports.


                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form 10SB registration statement, filed on February 13, 2002, under SEC File Number 0-49628:

Exhibit No.            Description
- ----------           -----------
*  3(i)                Articles of Incorporation
*  3(ii)               Bylaws
  99                   Sec. 906 Certification

B) There was one report on Form 8-K filed during the quarter to disclose Registrant's change of auditors. The Form 8-K can be viewed in its entirety on the Edgar website at www.sec.gov under CIK Number 0001133754.



                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                             HerbalOrganics.com,
                             a Nevada corporation (Registrant)

Dated: May 5, 2003           /s/ Thomas C. Whalen, President,
                             CEO, Secretary, Treasurer, CFO and
                             Chairman of the Board of Directors


         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Thomas C. Whalen hereby certify that:

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

4.	As the sole officer and director of HerbalOrganics.com, I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for HerbalOrganics.com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to HerbalOrganics.com including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Herbal Organic's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

                                  13


     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors:

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


     May 5, 2003              /s/ Thomas C. Whalen
                             ----------------------------------------
                              Thomas C. Whalen, Chief Executive Officer,
                              President, Treasurer, Chief Financial
                              Officer, Secretary, and Chairman of
                              the Board of Directors