Form 10QSB
period 2003-06-30
HERBALORGANICS COM
filed 2003-08-11
CIK 1133754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 1,800,000. Registrant's original registration statement on Form 10-KSB and all exhibits thereto, filed under SEC File Number 0-49915, on June 30, 2003, are incorporated herein by reference.

                             PART 1


Financial Information
---------------------

Item 1. Financial Information

The consolidated financial statements for HerbalOrganics.com, Inc.
(the Company) included herein are unaudited but reflect, in managements opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

                       HerbalOrganics.com, Inc.
                  (A Development Stage Company)
                          Balance Sheet

                         ASSETS
                         ------
                                   June 30    December 31
                                     2003         2002
                                     ----         ----
                                 (Unaudited)    (Audited)
Current Assets
--------------
Cash                             $ 11,914       $ 16,631
                                 --------       --------
  Total Current Assets             11,914         16,631
                                 --------       --------
  Total Assets                   $ 11,914       $ 16,631
                                 ========       ========

                      LIABILITIES
                      -----------
Current Liabilities
- -----------------
Accounts Payable                 $    600       $    500
Officer Advances                      100            100
                                 --------       --------
  Total Current Liabilities           700            600
                                 --------       --------
  Total Liabilities                   700            600

Commitments and Contingencies           -              -

                STOCKHOLDERS' EQUITY
                --------------------
Common Stock                        1,800          1,800
 50,000,000 authorized shares,
 par value $.001
 1,800,000 shares issues and outstanding
Preffered Stock
 10,000,000 authorized preferred shares,
 par value $.01
 Nil shares issued and outstanding

Additional Paid-In-Capital         38,200         38,200
Accumulated Deficit during the
Development Period                (28,786)      (23,969)
                                  --------      --------
 Total Stockholders' Equity
 (Deficit)                          11,214        16,031
                                  --------      --------
 Total Liabilities and
 Stockholders' Equity             $ 11,914      $ 16,631
                                  ========      ========

                               3

               HerbalOrganics.com, Inc.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                For the Six Months Ended
                                        June 30
                              ------------------------------
                                  2003              2002
                              =============    =============
Revenues:
---------
Revenues                                -                 -
                               ----------       -----------
 Total Revenues                $        -       $         -

Expenses:
---------
Professional Fees                   1,461             1,357
Operating Expenses                    732                 -
                               ----------       -----------
 Total Expenses                     2,193             1,357
 Net Income before Taxes       $   (2,193)       $   (1,357)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                      -                 -
 Net Income (Loss)             $   (2,193)       $   (1,357)
                               ==========       ===========
Basic and Diluted Earnings
Per Common Share                  (0.0012)          (0.0008)
                               ----------       -----------
Weighted Average number of
Common Shares used in per
calculations                    1,800,000         1,800,000
                               ==========       ===========

    The accompanying notes are integral part of the consolidated financial statements.

                                4

                HerbalOrganics.com, Inc.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of June 30, 2003
                                                   Accumulated
                                                   Deficit During
                                 $0.001    Paid-In  Development Stockholders'
                        Shares   Par Value Capital   Period      Equity
                        --------- -------- --------  ---------- ------------
Balance, April 16, 1999         - $      - $      -  $        - $         -

Issuance of common stock 1,000,000    1,000    2,000           -      3,000

Net Income (Loss)                                              -          -
                         --------- -------- --------  ---------- ----------
Balance,December 31,1999 1,000,000    1,000    2,000           -      3,000

Net Income (Loss)                                        (2,463)    (2,463)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2000 1,000,000    1,000    2,000     (2,463)        537
                         --------- -------- --------  ---------- ----------
Issuance of common stock   800,000      800   36,200           -     37,000

Net Income (Loss)                                       (11,165)    (11,165)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2001 1,800,000    1,800   38,200    (13,628)     26,372
                         ========= ======== ========  ========== ==========
Net Income (Loss)                                       (10,341)    (10,341)
                         --------- -------- --------  ---------- ----------
Balance,December 31,2002 1,800,000    1,800   38,200    (23,969)     16,031
                         ========= ======== ========  ========== ==========
Net Income (Loss)                                        (2,624)     (2,624)
                         --------- -------- --------  ---------- ----------
Balance,March 31,2003    1,800,000    1,800   38,200    (26,593)     13,407
                         ========= ======== ========  ========== ==========
Net Income (Loss)                                        (2,193)     (2,193)
                         --------- -------- --------  ---------- ----------
Balance, June 30, 2003   1,800,000    1,800   38,200    (28,786)     11,214
                         ========= ======== ========  ========== ==========

    The accompanying notes are integral part of the consolidated financial statements.

                  HerbalOrganics.com, Inc.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                         For the Six Months Ended
                                                 June 30
                                       ------------------------------
                                            2003              2002
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (4,817)       $  (3,920)
Adjustments to reconcile net
loss to net cash provided(used)
to operating activities:
 Increase(Decrease)in
 Accounts Payable                               100             (595)
                                          ---------        ----------
 Total Adjustments                              100             (595)
                                          ---------        ----------
Net Cash Used in
Operating Activities                      $ (4,717)        $  (4,515)

Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance                 -                 -
 Proceeds from Issuance of Stock                 -                 -
 Costs Incurred to Raise Capital                 -                 -
                                         ---------        ----------
Net Cash Provided for
Financing Activities                     $       -        $        -
                                         ---------        ----------
Net Increase(Decrease)in Cash            $ (4,717)        $  (4,515)

Cash Balance, Begin Period                  16,631            27,067
                                         ---------        ----------
Cash Balance, End Period                 $  11,914        $   23,552
                                         =========        ==========
Supplemental Disclosures:
 Cash Paid for interest                  $       -        $        -
 Cash Paid for income taxes              $       -        $        -
 Stock Issued for Option to Purchase             -                 -
 Stock Issued for Repayment of Shareholder       -                 -


The accompanying notes are integral part of the consolidated financial statements.

              HerbalOrganics.com, Inc.
           Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized April 16, 1999, under the laws of the State of Nevada as Terlingua Industries, Ltd. It was formed to engage in the marketing and distribution of organic herbal supplements in an international market. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 2000 the Company changed its name to HerbalOrganics.com, Inc. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 1,800,000 common shares issued and outstanding as of June 30, 2003 and December 31, 2002.
The company has a total of 10,000,000 authorized preferred shares with a par value of $.01 per share no shares are outstanding as of June 30, 2003 and December 31, 2002.

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
--------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of June 30, 2003 and December 31, 2002.

Note 2  -  Common Stock
-----------------------
In April 1999, the President of the Company acquired 1,000,000 shares of the Company's common stock for $3,000 in cash. In January 2001, a further 800,000 shares of the Company's common stock were sold to unrelated parties for $40,000, less $3,000 in issue costs.

At June 30, 2003 and December 31, 2002 the Company had 1,800,000
Common shares issued and outstanding.

At June 30, 2003 and December 31, 2002 the Company had no Preferred shares issued and outstanding.

Note 3 - Organization Costs
---------------------------
The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

Note 4  -  Related Parties
--------------------------
At June 30, 2003 and December 31, 2002, the Officer has advanced the Company advanced a total of $100 to the Company which was used to pay general operating expenses.

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

                             HerbalOrganics.com,
                             a Nevada corporation (Registrant)

Dated: August 10, 2003       /s/ Thomas C. Whalen, President,
                             CEO, Secretary, Treasurer, CFO and
                             Chairman of the Board of Directors


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

5. I have disclosed, based on my most recent evaluation, to our auditors:

   (a) that there were no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised there are no material weaknesses in internal controls; and

   (b) that there is no fraud that involves management or other employees who have a significant role in our internal controls.

6. I have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     August 10, 2003              /s/ Thomas C. Whalen
                             ----------------------------------------
                              Thomas C. Whalen, Chief Executive Officer,
                              President, Treasurer, Chief Financial
                              Officer, Secretary, and Chairman of
                              the Board of Directors