Form 10QSB
period 2003-09-30
TELEPLUS ENTERPRISES INC
filed 2003-11-14
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-499628
                                                  -------


                              TELEPLUS ENTERPRISES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                             90-0045023
  ------------------------------                          ---------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)


            468 St. Jean, Suite 601, Montreal, Quebec, Canada H4N 2R6
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


          Issuer's Telephone Number, Including Area Code: (514) 344-0778


                            HerbalOrganics.com, Inc.
                                7708-119A Street
                          Delta, B.C., Canada V4C 6N6
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,312,500 shares of Common Stock, par value $0.001 per share were outstanding as of November 14, 2003.


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           TELEPLUS ENTERPRISES, INC.
                      (FORMERLY HERBALORGANICS.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)



                                     ASSETS
Current assets
  Cash                                                                   $ 11,327
                                                                         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $    600
  Advances - officer                                                          100
                                                                         ---------
    Total current liabilities                                                 700
                                                                         ---------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 25,000,000 shares authorized, 18,000,000
    shares issued and outstanding                                          18,000
Additional paid in capital                                                 22,000
Deficit accumulated during the development stage                          (29,373)
                                                                         ---------
  Total Stockholders' Equity                                               10,627
                                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,327
                                                                         =========


                                            TELEPLUS ENTERPRISES, INC.
                                       (FORMERLY HERBALORGANICS.COM, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                               Inception
                                Three Months Ended      Nine Months Ended       through
                                  September 30,           September 30,       September 30,
                                  ------------            ------------        -----------
                               2003         2002         2003         2002        2003
                             -----------  ---------  -----------  ----------  -----------
General and
  administrative            $      587   $    4,751   $    5,404   $    3,920   $ 29,373

Net loss                    $     (587)  $   (4,751)  $   (5,404)  $   (3,920)  $(29,373)
                            ===========  ===========  ===========  ===========  =========

Net loss per share:
  Basic and diluted         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                            ===========  ===========  ===========  ===========

Weighted average
  shares outstanding:
    Basic and diluted       18,000,000   18,000,000   18,000,000   18,000,000
                            ===========  ===========  ===========  ===========


                            TELEPLUS ENTERPRISES, INC.
                        (FORMERLY HERBALORGANICS.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                           Nine Months     Nine Months    Inception
                                              Ended          Ended         through
                                           September 30,  September 30,  September 30,
                                            --------       --------       ---------
                                              2003           2002            2003
                                            --------       --------       ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                                $(5,404)       $(3,920)       $(29,373)
Changes in current assets and liabilities:
  Accounts payable                              100           (595)            600
                                            --------       --------       ---------
NET CASH USED IN OPERATING
  ACTIVITIES                                 (5,304)        (4,515)        (28,773)
                                            --------       --------       ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Advances - officer                            -              -             100
    Issuance of common stock                      -              -          40,000
                                            --------       --------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES                                      -              -          40,100
                                            --------       --------       ---------

NET CHANGE IN CASH                           (5,304)        (4,515)         11,327
    Cash, beginning of period                16,631         27,067               -
                                            --------       --------       ---------
    Cash, end of period                     $11,327        $22,552        $ 11,327
                                            ========       ========       =========

                           TELEPLUS ENTERPRISES, INC.
                       (FORMERLY HERBALORGANICS.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Herbalorganics.com, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2002 as reported in Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

In September 2003, the Company affected a 10:1 forward split of the issued and outstanding common stock of the Company. The capitalization and par value of the common stock remained the same. All share and per share amounts have been restated to reflect the retroactive effect of the forward split.


NOTE 3 - SUBSEQUENT EVENT

On October 10, 2003, Visioneer Holdings Group, Inc. ("Visioneer"), TransCalling Communications, Inc., and Nicholas Shamy, respectively, subscribed to 7,600,000, 1,235,000 and 665,000 restricted, newly issued shares of the Registrant's common stock, $.001 par value per share (the "Common Stock" or the "Shares"). Also on that same date, Visioneer purchased 10,000,000 shares of issued and outstanding Common Stock from Thomas Whalen, the Company's former Chief Executive Officer. As a result of the subscriptions and the purchase, there was a change in control of the Registrant. As the Company only had 25,000,000 shares authorized as of October 10, 2003, Visioneer received did not receive 2,500,000 of the 7,600,000 shares it subscribed for until after the Company amended its articles of incorporation to increase the number of authorized shares to 150,000,000 shares. At the time the Company increased the authorized shares to 150,000,000 shares, it also affected a 2.375:1 forward stock split. The Company issued Visioneer 5,937,500 shares of its common stock to account for the forward stock split.


In connection with the transaction above, the Registrant changed its name to Teleplus Enterprises, Inc. and now trades under the stock symbol TLPE.

Note 4 - Litigation

Labor: TelePlus is currently defending an action instigated against it by a former employee. Such employee claims TelePlus dismissed her because she became pregnant. TelePlus claims having dismissed her, within 3 months following her commencement date, for lack of performance. Total liability to TelePlus, if it losses the claim, may reach a maximum of $2,500. TelePlus is currently defending a few non-material labor issues instigated by former employees.

o Goods & Services: TelePlus is currently defending an action instigated against it by one of its suppliers. Such supplier claims TelePlus defaulted on the payment of goods sold by supplier to the company. TelePlus claims it failed to pay the goods sold by supplier because such goods were purchased contingent on supplier making available to TelePlus wireless network access which supplier failed to provide. Thus TelePlus is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. Supplier has refused to take the goods back. Total liability to TelePlus, if it losses the claim, may reach a maximum of $20,000.

o Company Stock: TelePlus is currently defending an action instigated against it by two private individuals. Such individuals claim having attempted to purchase TelePlus stock from a consultant of TelePlus and such transaction failed. These individuals claim having wired funds to the said consultant but said consultant failed to provide the individuals with the purchased TelePlus stock. The individuals claim that TelePlus and its president, Marius Silvasan, are jointly responsible for the failed transactions thus have filed a claim against TelePlus and its president for the amount of their investment. TelePlus and its president claim having no responsibility in the transaction. Such transaction was to occur between two third parties, one owning some TelePlus stock and the other two individuals interested to purchase such stock. The fact that the transaction failed to be completed among the parties does in no way imply any responsibility on TelePlus or its president. Total liability to TelePlus, if it losses the claim, may reach a maximum of $7,500.

o Financing: TelePlus is currently defending an action arising out of a proposed financing transaction that was never consummated and therefore, terminated by TelePlus. That transaction contemplated that (i) TelePlus would be merged with a subsidiary of a non-operating, publicly owned company, (ii) that the shareholders of TelePlus would become the controlling shareholders of the public company and (iii) thereafter several prospective purchasers would purchase shares of stock of that public company. The contemplated transactions were to have closed by the later of September 15, 2003 or the delivery of a notice that TelePlus declined such funding. The closing did not occur on September 15, 2003. Those prospective investors, who are the complaining parties in this lawsuit, never purchased any shares of the shell company and never formally offered to otherwise provide funds to TelePlus. Accordingly, on September 23, 2003, TelePlus notified the public company that it was not going to proceed with the merger and notified the prospective investors that it was declining any funding from them. The complaining parties filed their action against TelePlus seeking a temporary restraining order and other injunctive relief against TelePlus. On October 2, 2003, the Court denied the motion for a temporary restraining order against TelePlus. A hearing on the motion for the other injunctive relief has been scheduled for October 16, 2003. TelePlus believes that this lawsuit is without any merit and intends to vigorously defend itself in this lawsuit.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

PLAN OF OPERATION

     Teleplus Enterprises, Inc. (formerly HerbalOrganics.com, Inc. and, prior to that, Terlingua Industries, Ltd.), a Nevada corporation, was organized on April 16, 1999. From inception to September 30, 2003, the Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.


     The Company was taking steps to raise equity capital or to borrow additional funds. The Company also was seeking a merger, acquisition or stock sale. Subsequent to the quarter ended September 30, 2003, the Company successfully acquired assets as disclosed below under Item 5. and the Company's products now include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones


Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

         (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The following proceedings have been instigated against Teleplus.  The
Company doesn't believe the following legal proceedings would impact the Company on a moving forward basis nevertheless such proceedings are disclosed.

o Labor: TelePlus is currently defending an action instigated against it by a former employee. Such employee claims TelePlus dismissed her because she became pregnant. TelePlus claims having dismissed her, within 3 months following her commencement date, for lack of performance. Total liability to TelePlus, if it losses the claim, may reach a maximum of $2,500. TelePlus is currently defending a few non-material labor issues instigated by former employees.

o Goods & Services: TelePlus is currently defending an action instigated against it by one of its suppliers. Such supplier claims TelePlus defaulted on the payment of goods sold by supplier to the company. TelePlus claims it failed to pay the goods sold by supplier because such goods were purchased contingent on supplier making available to TelePlus wireless network access which supplier failed to provide. Thus TelePlus is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. Supplier has refused to take the goods back. Total liability to TelePlus, if it losses the claim, may reach a maximum of $20,000.

o Company Stock: TelePlus is currently defending an action instigated against it by two private individuals. Such individuals claim having attempted to purchase TelePlus stock from a consultant of TelePlus and such transaction failed. These individuals claim having wired funds to the said consultant but said consultant failed to provide the individuals with the purchased TelePlus stock. The individuals claim that TelePlus and its president, Marius Silvasan, are jointly responsible for the failed transactions thus have filed a claim against TelePlus and its president for the amount of their investment. TelePlus and its president claim having no responsibility in the transaction. Such transaction was to occur between two third parties, one owning some TelePlus stock and the other two individuals interested to purchase such stock. The fact that the transaction failed to be completed among the parties does in no way imply any responsibility on TelePlus or its president. Total liability to TelePlus, if it losses the claim, may reach a maximum of $7,500.

o Financing: TelePlus is currently defending an action arising out of a proposed financing transaction that was never consummated and therefore, terminated by TelePlus. That transaction contemplated that (i) TelePlus would be merged with a subsidiary of a non-operating, publicly owned company, (ii) that the shareholders of TelePlus would become the controlling shareholders of the public company and (iii) thereafter several prospective purchasers would purchase shares of stock of that public company. The contemplated transactions were to have closed by the later of September 15, 2003 or the delivery of a notice that TelePlus declined such funding. The closing did not occur on September 15, 2003. Those prospective investors, who are the complaining parties in this lawsuit, never purchased any shares of the shell company and never formally offered to otherwise provide funds to TelePlus. Accordingly, on September 23, 2003, TelePlus notified the public company that it was not going to proceed with the merger and notified the prospective investors that it was declining any funding from them. The complaining parties filed their action against TelePlus seeking a temporary restraining order and other injunctive relief against TelePlus. On October 2, 2003, the Court denied the motion for a temporary restraining order against TelePlus. A hearing on the motion for the other injunctive relief has been scheduled for October 16, 2003. TelePlus believes that this lawsuit is without any merit and intends to vigorously defend itself in this lawsuit.

Item 2. Changes in Securities

     (a) On September 23, 2003, the Company affected a 10:1 forward stock split of its issued and outstanding common stock, $0.001 par value per share. On October 22, 2003, the Company affected a 2.375:1 forward stock split of its issued and outstanding common stock.

Item 5. Other Information

In September 2003, the Company formed a wholly-owned subsidiary, Teleplus Retail Services, Inc., a Quebec, Canada Corporation ("Teleplus Retail"). On October 1, 2003, Teleplus Retail purchased the following assets (the "Purchased Assets") from 3577996 Canada Inc., a Canada Business Corporation ("3577996"), relating to 3577996's "TelePlus Consumer Services" business ("Teleplus" or the "Business"):

     (a)     The Cash;
     (b)     The Accounts Receivable;
     (c)     The Inventory;
     (d) The Prepaid Expenses and Deposits to the extent they may be used by the Purchaser;
     (e)     The Loans Receivable;
     (f)     The Computer Hardware;
     (g)     The Computer Software;
     (h)     The Leasehold Improvements;
     (i)     The Office Equipment and Furniture; and
     (j)     The Goodwill.

     As a result of the purchase of assets and the change in focus of the Company's business, the Company changed its name from HerbalOrganics.com, Inc. to Teleplus Enterprises, Inc. In addition, On October 10, 2003 the former sole director and sole officer of HerbalOrganics.com, Inc. resigned and Marius Silvasan was appointed director and Chief Executive Officer.

     On October 10, 2003, Visioneer Holdings Group Inc. ("Visioneer"), TransCalling Communications, Inc., and Nicholas Shamy, respectively, subscribed to 7,600,000, 1,235,000 and 665,000 restricted, newly issued shares of the Company's common stock, $.001 par value per share (the "Common Stock" or the "Shares"). Also on that same date, Visioneer purchased 10,000,000 shares of issued and outstanding Common Stock from Thomas Whalen, the Company's former Chief Executive Officer. As the Company only had 25,000,000 shares authorized as of October 10, 2003, Visioneer received did not receive 2,500,000 of the 7,600,000 shares it subscribed for until after the Company amended its articles of incorporation to increase the number of authorized shares to 150,000,000 shares. At the time the Company increased the authorized shares to 150,000,000 shares, it also affected a 2.375:1 forward stock split. The Company issued Visioneer 5,937,500 shares of its common stock to account for the forward stock split.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

         3.1     Certificate of Correction   (1)

         31      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant Section 302 of the Sarbanes-
                 Oxley Act of 2002     (1)

         32      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002     (1)


     (1) Filed herewith.


(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPLUS ENTERPRISES, INC.

Dated: November 14, 2003

By  /s/ Marius Silvasan
        ----------------------------
        Marius Silvasan,
        Chief Executive officer and
        Principal Financial Officer