Form 10KSB
period 2003-12-31
TELEPLUS ENTERPRISES INC
filed 2004-04-14
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  -------------

                        Commission file number 000-499628

                          TELEPLUS ENTERPRISES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    98-0045023
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

            465 St. Jean, Suite 601, Montreal, Quebec, Canada H2Y 2R6
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 344-0778
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $7,651,975.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 8, 2004, was approximately $40,740,188.

     As of April 8, 2004 the issuer had 66,122,500 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           TELEPLUS ENTERPRISES, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business                           3

    Item 2.             Description of Property                           9

    Item 3.             Legal Proceedings                                 9

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                 11


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                              11

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                12

    Item 7.             Financial Statements                            F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                       19

    Item 8A.            Controls and Procedures                          20


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                20

    Item 10.            Executive Compensation                           22

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                          23

    Item 12.            Certain Relationships and Related
                        Transactions                                     24

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                                   24

                        (b)   Reports on Form 8-K                        25

    Item 14.          Principal Accountant Fees and Services             26

    Signatures                                                           27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Teleplus Enterprises, Inc. ("TelePlus", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS DEVELOPMENT

     TelePlus Enterprises, Inc. (the "Company") was originally incorporated in Nevada as Terlingua Industries, Ltd. on April 16, 1999. The Company's business plan was to engage in online marketing and distribution of organic herbal supplements in an international market. On January 27, 2000, the Company changed its name to HerbalOrganics.com, Inc. ("HerbalOrganics"). Prior to the acquisition, discussed below, the Company had not generated any revenues from operations and was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, whose operations principally involved research and development, market analysis, securing and establishing a new business, and other business planning activities.

     In September 2003, the Company formed a wholly-owned foreign subsidiary, Teleplus Retail Services, Inc. ("Retail"), a Canadian corporation formed under the laws of the province of Quebec. In October 2003, Retail acquired a significant amount of assets from, and assumed certain liabilities of, 3577996 Canada, Inc., a Canadian Business Corporation ("3577996") relating to 3577996's "TelePlus Consumer Services" business. Also in October 2003, Visioneer Holdings Group Inc. acquired control of the Company. 3577996 and Visioneer Holdings
Group Inc. ("Visioneer") are controlled by the same shareholders. Marius Silvasan, the Company's Chief Executive Officer and sole Director, controls
Visioneer and 3577996. Mr. Silvasan indirectly controls the Company through Visioneer.

     For accounting purposes, the transaction was treated as an acquisition of HerbalOrganics and a recapitalization of 3577996 with accounting treatment similar to that used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The operations of HerbalOrganics are not carried over and were adjusted to $0. HerbalOrganics (which changed its name to TelePlus Enterprises, Inc.), however, remained as the legal reporting entity.

     Prior to the acquisition, 3577996 had operated the TelePlus Consumer Services business for the last three years. As a result of the acquisition by Retail of the TelePlus Consumer Services business from 3577996 and a change in business focus, HerbalOrganics.com, Inc. changed its name to TelePlus Enterprises, Inc. Hereinafter, a reference to the Company or TelePlus includes a reference to the TelePlus Consumer Services business and vice-versa unless otherwise provided.

     In March 2003, the Company declared a 10:1 forward stock split. In October 2003, the Company declared a 2.375:1 forward stock split. The effects of the stock splits have been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

BUSINESS OF THE ISSUER

     Over the years, TelePlus has developed a reputation as a leading provider of wireless and portable communication devices in Canada. Today TelePlus operates 22 TelePlus branded stores and 5 SAM's Club wireless concessions. TelePlus' products include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones.

     TelePlus has succeeded in creating a unique position in the wireless industry by marketing a wide variety of wireless and communication products under a "one-stop wireless shop" concept. Microcell Solutions, Telus, PageNet, StarChoice, Olympus, Samsung, Sanyo and Vtech are among some of the brands promoted by TelePlus.

     At the end of 2003, TelePlus signed an agreement with Wal-Mart Corp. for the management of SAM's Club Canada wireless concessions. This agreement provides TelePlus with prime real estate in allowing the Company to place wireless kiosks in selected SAM's Club Canada locations.

     TelePlus is also preparing the launch of its private label wireless program in selected US States. Offering private label wireless services is commonly referred to as creating a Mobile Virtual Network Operator ("MVNO"). This market was developed first in Europe, where more than 20 MVNO's can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe.

     TelePlus has shown strong revenue growth from $1.4 million in 2000 to $7.7 million as of December 31, 2003. TelePlus delivers high consumer confidence and exceptional customer service, which is evidenced by winning 3 consecutive times the "Consumer's Choice Award" for best wireless retail business - 2002, 2003 & 2004.

PRINCIPAL PRODUCTS AND SERVICES

     TelePlus is a leading provider of wireless and portable communication devices in Canada. TelePlus' products include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones. Sales of these products accounted for over 75% of the Company's total revenue for the fiscal year ended December 31, 2003.

     Over the last few years, TelePlus has successfully negotiated distribution agreements with the major Canadian wireless providers as well as with a variety of communication vendors. Today, those agreements allow TelePlus to promote the following products and services, among others:

     PRODUCT/SERVICE              PROVIDER/VENDOR
     ---------------              ---------------

    * Wireless Products/Services   Microcell Solutions (Fido), Telus Mobility
    * Home Phones                  Panasonic, V-Tech, Sanyo, Siemens, Uniden
    * Pagers and 2-way Pagers      PageNet, Unipage, Tele-Page
    * Satellite Dish systems       StarChoice
    * CD & MP3 Players             Sanyo, Samsung

     TelePlus' range of products offering has continuously increased since inception. TelePlus continuously re-evaluates its product offering to include items that have both solid retail potential and the ability to further boost demand for our existing product lines. TelePlus expects to continue developing its product offering over the next few years to become the premier choice of consumers seeking the purchase of wireless and portable communication devices.

     TelePlus is the largest small store multi-brand wireless retailer in the province of Quebec. The Company had $7,651,975 in sales revenue for the fiscal year ended December 31, 2003. The Company's wireless partners have identified the Company as a top wireless retailer due to high sales performance and excellent customer service. The Company markets its products and services to virtually every market segment. During the fiscal year ended December 31, 2003, TelePlus embarked on an aggressive five-year expansion plan, discussed in more detail below under "Item 6. Management's Discussion and Analysis."

     The Canadian wireless market consists of business clients and consumer users. The market for business clients can be further subdivided into operational users and professional users. Operational users include primarily firms which view wireless services and devices as a tool to increase productivity and reduce costs. Professional users primarily include users using wireless services and devices to facilitate communication and increase their availability to swiftly deal with customer and supplier demands. The consumer users market can be subdivided into families and youths.

     Each market segment gives particular importance to the different wireless market attributes. Business clients are more focused on awareness, networks, devices and standards whereas consumer users focus on awareness and price. Operational users place more importance on standards and software than do professional users or consumer users.

     The Company selects retail outlets based on each Canadian wireless carrier's targeted market strategy and the importance that each market segment gives to the market attributes. Based on this information, the Company locates its retail outlets in malls in major metropolitan areas that have shown a consistent demographic increase over the last few years with similar or improving trends over the foreseeable future, the population of which predominately consists of young families or single professionals earning average to higher than average incomes.

DISTRIBUTION

     TelePlus has earned a reputation for revolutionizing the wireless marketplace in Canada. To differentiate its product offering from that of its competitors, TelePlus operates 22 TelePlus branded stores and 5 SAM's Club wireless concessions under the "one-stop wireless shop" concept. The Company has warehouses in Montreal and Toronto from which it distributes its products to the retail locations. The Company uses a sophisticated point-of-sale ("POS") system to manage its inventory requirements and efficiently distribute inventory to the retail locations.

     Teleplus provides its customers with a wide range of choices for wireless products and services from different service providers and manufacturers. TelePlus is not locked into an agreement with any one wireless service provider; therefore, the Company maintains the flexibility to provide its customers with more services than its competition. In addition, TelePlus' flexibility and speed, supported by its professional sales consultants, provides its customers with extensive technical support in both product knowledge and service programs. This "one-stop wireless shop" concept differs from the conventional wireless store business model employed by most of its competitors. The "one-stop wireless shop" concept delivers customers with an optimum wireless solution based on their particular needs and expectations.

     TelePlus does not set the retail prices that it charges for products sold to its customers. The Company's suppliers require the Company to sell the products at manufacturers' suggested retail prices. The strategy generally protects the Company's sales margins and limits price-based competition. However, during periods of intense competition among wireless carriers this strategy leads to price erosion particularly on handsets that are sold to first time buyers which tend to be very price conscientious as discussed in more detail under "Item 6. Management's Discussion and Analysis."

     The Company's suppliers provide a full refund policy on most of their products which the Company extends to its customers. This refund policy minimizes the Company's losses of margin as a result of returned products.

     In addition, the Company benefits of protection mechanisms from its suppliers that protect the Company's margins against erosion. Any changes in the retail price of handsets, which is the largest selling product in dollar value, allows the Company to claim the reduction in profit through carrier credits.

COMPETITION

     TelePlus faces competition from different retail players, amongst which we can find the shops of wireless carriers, large surface retailers and specialized wireless and telephone shops.

     Wireless  Carriers'  Shops.  TelePlus  faces  competition from the wireless
     --------------------------
carriers established corporate stores and/or dealers. In this area TelePlus' primary competitors are the following:

    *  Bell  World
    *  Rogers  AT&T
    *  Telus  Mobility
    *  Fido

     The above stated retailer outlets in all cases sell only the wireless products and services of their respective carrier. In addition, these retail outlets in all cases except Bell World do not promote products or services other than wireless products.

     TelePlus' product offering is superior to those offered by these retail outlets as TelePlus offers a "one-stop wireless shop" concept by promoting under one roof a variety of wireless and communication products. This concept drastically differs from conventional wireless stores as consumers are guided towards an optimum wireless solution based on their needs and expectations.

     Large  Surface  Retailers.  TelePlus  also  compete  against  large surface
     -------------------------
retailers, however, they only promote wireless boxed products with limited customer support. The largest players in Canada are:

    *  FutureShop
    *  Office  Depot
    *  Best  Buy

     TelePlus intends to provide its full range of services through Wal-Mart and Sam's Club stores. This will allow TelePlus a quick nationwide penetration, limit direct competition with them and capitalize on these mass merchandisers' flow of customers.

     Specialized Wireless & Phone Retailers.  The stores under this category are
     --------------------------------------
direct competitors to TelePlus' "one-stop wireless store" concept. TelePlus' main competitors are:

    * Cabine Telephonique, which operates 42 stores primarily in Quebec and Ontario and promotes all brands of wireless products in addition to home phones and related products;

    * Wireless Wave, which operates 69 stores primarily in Western Canada and Toronto. Its product line, however, is limited to wireless products and services; and

    * Radio Shack, which operates 900 stores across Canada and sells the wireless services of Rogers AT&T in addition to a variety of phone products and services.

     Others.  In  addition  to  the  above-mentioned competitors, TelePlus faces
     ------
competition from a variety of independent retailers promoting one to a few wireless carriers' products and services. In the last year, however, wireless carriers have been limiting their issuance of new retail licenses and some of them have even started reducing the number of issued retail licenses to consolidate their efforts with larger customers such as TelePlus. This trend is expected to continue in the coming year and it should prevent additional competitors in the marketplace; thus, protecting TelePlus' market-share.

DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

     As of December 31, 2003, amounts due from two customers amounted to 70% of total trade accounts receivable. One customer accounted for 19% of total revenues for the year ended December 31, 2003.

     As of December 31, 2003 the Company had an agreement in place with Wal-Mart Corp. for the management of SAM's Club Canada wireless concessions. The Company currently has in operation 5 SAM's Club wireless concessions. As more SAM's Clubs open the Company will become more dependent for its revenues on SAM's Club. Should SAM's Club wireless concessions not yield the expected revenues, this could have a materially adverse effect upon our business and operations. We are actively seeking to broaden our customer base and expand our product and service offerings. We have entered into an LOI to acquire SmartCell on April 5th, 2004 and we have expressed a willingness to expand SmartCell's operations in Western Canada. We need to continue to broaden our customer base and product and service offerings. If we are unable to broaden our customer base, the continued reliance upon a few large customers could have a materially adverse effect upon our business and operations.

INTELLECTUAL PROPERTY

     TelePlus  filed  an  application to obtain "SimplySellular" as a trademark.

NEED FOR GOVERNMENT APPROVAL

     TelePlus does not need any government approval.

EMPLOYEES

     TelePlus has a total of 100 employees, 70 of which are employed on a full-time basis.

RECENT BUSINESS DEVELOPMENTS

     In April 2004, the Company signed a Letter of Intent (the "LOI") to acquire all of the outstanding shares of SmartCell. The terms of the transaction call for the Company to pay a combination of cash and stock compensation to the principals of SmartCell in consideration for all of the outstanding shares of SmartCell. The Company expects to close the transaction before the end of May 2004.

     According to the terms of the LOI, the Company is to issue 400,000 shares of common stock to the SmartCell principals at closing and, beginning 90 days from closing, an additional 75,000 shares for the next four quarters (or an aggregate 300,000 additional shares). The Company will also issue the SmartCell principals up to 450,000 options based on SmartCell's performance over a five-year period beginning one year after closing payable as follows: the Company will issue one option to acquire one share of common stock for every $30 of gross revenue and one option to acquire one share of common stock for every $7 of net profit generated by SmartCell up to a maximum of 450,000 options. The options will be issued on an annual basis with an exercise price of $.01 per share. The Company will also pay the SmartCell principals 60% of the net book value (not including accounts receivable and accounts payable) of SmartCell in cash.

     SmartCell currently operates 7 wireless stores in Vancouver, Canada. SmartCell is expected to open its 8th location in Vancouver in April 2004. SmartCell revenues are in excess of USD$2.8M per annum. The transaction also calls for SmartCell's management to remain on board post acquisition. Once SmartCell's operations are integrated with the Company's, it is intended that SmartCell's management will take over the Company's Western Canada operations.

     Post  closing, the total number of Company operated stores will increase to
35. The Company expects to increase the number of stores in Western Canada following closing of the transaction.

     In March 2004, the Company received a commitment from Excalibur SA for $1,000,000 in equity financing. As of the filing of this report on Form 10-KSB, the Company has received $500,000 of such financing.

ITEM 2.  DESCRIPTION OF PROPERTY

     TelePlus currently has in place 23 leases for various properties, consisting of 22 retail store leases and 1 lease for its principal office in Montreal Canada. The retail stores are located in provinces of Quebec and Ontario, Canada. The retail stores vary in size from 300 to 700 square feet. The Company's principal office is located in approximately 3,500 square feet of leased office. The aggregate monthly rental commitment for the retail stores is USD$51,600. The monthly rental commitment for the principal office is USD$2,600. The term of the leases, except for two leases, is five years.

ITEM 3.  LEGAL PROCEEDINGS

     The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings will have a materially adverse impact on the Company's business or its results of operations, nevertheless such proceedings are disclosed.

     Goods and Services.  TelePlus is currently defending an action instigated
     ------------------
against it by one of its suppliers. Such supplier claims that the Company defaulted on the payment of goods sold by supplier to the Company. The Company claims that it failed to pay for the goods sold by the supplier because such goods were purchased contingent on supplier making available to the Company wireless network access which supplier failed to provide. The Company is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. The supplier has refused to take the goods back. Total liability to the Company, if it losses the claim, may reach a maximum of $20,000.

     Company Stock.  TelePlus is currently defending an action instigated
     -------------
against it by two private individuals. Such individuals claim having attempted to purchase shares of the Company's common stock from one of the Company's consultants and such transaction failed. These individuals claim having wired funds to the consultant but consultant failed to provide the individuals with the shares of common stock. The individuals claim that the Company and its chief executive officer, Marius Silvasan, are jointly responsible for the failed transactions. The individuals have filed a claim against the Company and its chief executive officer for the amount of their investment. The Company and its chief executive officer claim having no responsibility in the transaction. Such transaction was to occur between two third parties, one owning some of the Company's common stock and the other two individuals interested in purchasing such stock. The fact that the transaction failed to be completed among the parties does in no way imply any responsibility on the Company or its chief executive officer. Total liability to the Company, if it losses the claim, may reach a maximum of $7,500.

     Financing.  TelePlus is currently defending an action arising out of a
     ---------
proposed financing transaction that was never consummated and therefore, terminated by TelePlus. That transaction contemplated that (i) the Company would be merged with a subsidiary of a non-operating, publicly owned "shell" company;
(ii) the shareholders of TelePlus would become the controlling shareholders of the shell company; and (iii) thereafter several prospective purchasers would purchase shares of stock of such shell company. The contemplated transactions were to have closed by the later of September 15, 2003 or the delivery of a notice that TelePlus declined such funding. The closing did not occur on September 15, 2003. Those prospective investors, who are the complaining parties in this lawsuit, never purchased any shares of the shell company and never formally offered to otherwise provide funds to the Company. Accordingly, on September 23, 2003, the Company notified the shell company that it was not going to proceed with the merger and notified the prospective investors that it was declining any funding from them. The complaining parties filed their action against the Company seeking a temporary restraining order and other injunctive relief. On October 2, 2003, the Court denied the motion for a temporary restraining order against. A hearing on the motion for the other injunctive relief occurred on October 16, 2003 and such motion was rejected on March 3, 2004. The Company believes that this lawsuit is without any merit and intends to vigorously defend itself in this lawsuit.

     Proposed Tax Assessment.  Teleplus is involved in proceedings with the
     -----------------------
Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment of for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST") of approximately CDN$471,000. The proposed tax assessment is for CDN$265,000 for QST and CDN$346,000 for GST. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual shareholders' meeting was held on March 5, 2003. A majority of the shareholders present, either in person or represented by proxy, approved a 10:1 forward split of the Company's issued and outstanding common stock. The capitalization and par value of the common stock remained the same; therefore, no amendment to the Articles of Incorporation was required to be filed with the Nevada Secretary of State.

     In October 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a 2.375:1 forward stock split of the Company's issued and outstanding common stock. The number of shares consenting to the action was 41,800,000 post forward split shares out of 65,312,500 post forward split shares that were eligible to vote.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company's common stock began trading in the first quarter of 2003, under the trading symbol, "HBOG". The symbol was changed to "TLPE" in connection with the Company's name change on October 10, 2003.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             Bid Prices
Quarter Ended                      High                       Low
------------------                 -----                      -----
December 31, 2003                 $1.67                       $1.62
September 30, 2003                $5.00                       $5.00
June 30, 2003                     $0.10                       $0.10
March 31, 2003                    $0.01                       $0.01

There were 47 holders of record of the common stock as of April 8, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     In January, 2001, a total of 19,000,000 shares of Common Stock were issued to a total of 28 investors in exchange for $40,000 (or $.05 per share) pursuant to an exemption from registration provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The offering was registered, qualified and approved for sale to the public by the Nevada Secretary of State Securities Division in June 2000. All of such shares were sold by the registered Agent of the Issuer in the State of Nevada to friends, family members, acquaintances and/or business associates of the President at the time.

     In October 2003, the Company issued an aggregate of 22,562,500 shares of common stock which were not registered under the Act to Visioneer Holdings Group Inc., TransCalling Communications, Inc. and Nicholas Shamy. They each purchased their shares at par value, $.001 per share of common stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In December 2003, the Company issued an aggregate of 750,000 shares of common stock which were not registered under the Act to three entities that are not affiliated with the Company in exchange for $750,000. Also in December 2003, the Company issued 25,000 shares of common stock which were not registered under the Act to two entities that are not affiliated with the Company in exchange for the performance of services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The Company was originally incorporated in Nevada as Terlingua Industries, Ltd. on April 16, 1999. The Company's business plan was to engage in online marketing and distribution of organic herbal supplements in an international market. On January 27, 2000, the Company changed its name to HerbalOrganics.com, Inc. ("HerbalOrganics"). Prior to the transcations discussed below, the Company had not generated any revenues from operations and was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, whose operations principally involved research and development, market analysis, securing and establishing a new business, and other business planning activities.

     On October 10, 2003, Visioneer Holdings Group Inc. ("Visioneer") subscribed to purchase 18,050,000 restricted, newly issued shares of the Company's common stock, $.001 par value per share. Also on that same date, Visioneer purchased 23,750,000 shares of issued and outstanding common stock from Thomas Whalen, the Company's former Chief Executive Officer. As a result of the subscriptions and the purchase, control of the Company shifted to Marius Silvasan, the beneficial owner of Visoneer.

     In September 2003, the Company formed a wholly-owned subsidiary, Teleplus Retail Services, Inc., a Quebec, Canada Corporation ("Teleplus Retail"). In October 2003, Teleplus Retail purchased substantially all of the assets of 3577996 Canada Inc., a Canada Business Corporation ("3577996"), that related to 3577996's "TelePlus Consumer Services" business.

     The Company is a leading provider of wireless and portable communication devices in Canada. Its products include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones.

MISSION STATEMENT

     Provide North American consumers with innovative wireless products and services. Delivery of such services will occur through our company owned retail stores, retail partners and through the operation of our virtual wireless network.

MARKETING STRATEGY

     Currently there is a good fit between the Company's resources and the opportunities and threats posed by its external environment. The Company has a diversified product mix that is complemented with unique accessory offerings. The Company currently has prominently displayed, attractive, strategically located retail outlets, experienced employees and management and strong supplier relations. Growth will come in three folds.

GROWTH IN CANADA:

     The Company currently operates 22 TelePlus branded stores in two Canadian provinces. The Company intends to increase to 47 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company announced the signature of an LOI with SMARTCELL see "Recent Business Developments" section for details.

     TelePlus finalized in November 2003 a contract for the operation of wireless kiosks in SAM'S CLUB from Wal-Mart Corp. TelePlus currently operates 5 SAM's CLUB wireless concessions. TelePlus intends to work with SAM's Club to open additional wireless concessions.

GROWTH IN THE UNITED STATES:

     TelePlus intends to deploy a private label wireless program under the "TelePlus" brand name in the US. TelePlus initiated final development of its private label wireless service as announced in a news release dated March 17, 2004. TelePlus Wireless Corp. ("TelePlus Wireless"), a fully owned subsidiary of TelePlus Enterprises, Inc. will offer such services on behalf of the Company. Offering private label wireless services is commonly referred to as creating a Mobile Virtual Network Operator ("MVNO"). This market was developed first in Europe, where we can find over 20 MVNO's. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe. TelePlus intends to make its phone available at superstores and vending machines throughout the US.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Sales revenues for the fiscal year ended December 31, 2003 increased $2,458,939 (or 47%) to $7,651,975 as compared to $5,193,036 for the fiscal year ended December 31, 2002. The increase in sales revenues was due to the increase in same store sales and number of retail outlets versus the previous year.

     Cost of revenues for the year ended December 31, 2003 increased $2,074,505 (or 59%) to $5,577,043 as compared to $3,502,538 for the fiscal year ended December 31, 2002. The increase in cost of revenues was due to the increase in revenue and lower handset margins resulting from the financial restructuring of the company's largest wireless supplier. Such supplier completed its restructuring at the end of the 1st quarter of 2003 and subsequently increased its handset margins to the company starting at the end of the 3rd quarter of 2003. This resulted in higher margins in the 4th quarter of 2003 but nonetheless affected negatively the Company's overall margins in 2003. Margins in 2004 have returned to higher levels experienced historically.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 27% for the fiscal year ended December 31, 2003 from 33% for the fiscal year ended December 31, 2002. The decrease in gross profit margin was due to the 59% increase in cost of revenues that was slightly mitigated by the 47% increase in sales revenues.

     General, administrative ("G&A") expense for the fiscal year ended December 31, 2003 increased $1,140,382 (or 69%) to $2,786,603 as compared to $1,646,221 for the fiscal year December 31, 2002. The increase in G&A was due to higher recruiting cots associated with the increase in the number of stores, increase in head office costs to support the expansion of the Company through the end of 2005, and investments made in obtaining the agreement for the management of the Sam's Club Canada wireless concessions. As revenues are expected to grow through 2004 and 2005, G&A expense as a percentage of total revenues is expected to decrease.

     The Company decreased its advertising expense for the fiscal year ended December 31, 2003 by $98,000 (or 78%) to $27,000 as compared to $125,000 for the fiscal year ended December 31, 2002. The decrease in advertising expense was due to increased co-op funding received from the Company's suppliers. Such co-op funds were setoff against the Company's cost of advertising.

     Interest expense decreased to $2,458 for the fiscal year ended December 31, 2003 from $3,706 for the fiscal year ended December 31, 2002.

     The Company had a net loss of $715,787 for the fiscal year ended December 31, 2003, as compared to net income of $33,873 for the fiscal year ended December 31, 2002. The shift from positive net income to a net loss was primarily due to lower handset margins resulting from the financial restructuring of the Company's largest wireless supplier. Such supplier completed its restructuring at the end of the 1st quarter of 2003 and subsequently increased its handset margins to the Company starting at the end of the 3rd quarter of 2003. Margins on handset sales in 2004 have returned to higher levels experienced historically.

     As of December 31, 2003, the Company had an accumulated deficit of $685,160.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, total current assets were $2,245,057 which consisted of $100,804 of cash, $1,204,293 of accounts receivable, net of an allowance for doubtful accounts, $843,813 of inventories, and $96,147 of prepaid expenses.

     As of December 31, 2003, total current liabilities were $3,033,174 which consisted of $2,596,799 of accounts payable and $436,375 of accrued expenses.

     The Company had negative net working capital at December 31, 2003 of $(788,117). The ratio of current assets to current liabilities was 0.74.

     The Company had a net increase in cash of $24,667 for the fiscal year ended December 31, 2003 as compared to a net decrease in cash of $38,434 for the fiscal year ended December 31, 2002. Cash flows from financing activities represented the Company's principal source of cash for the fiscal period ended December 31, 2003, as compared to the fiscal period ended December 31, 2002, in which cash flows from operating activities represented the Company's principal source of cash. Cash flows from financing activities during the fiscal period ended December 31, 2003 were $663,049, consisting of proceeds in the amount of $675,838 from the issuance of common stock that was offset by $12,789 that was attributable to payments on loans payable to shareholders. During the fiscal year ended December 31, 2002, the Company made $39,648 of payments on loans payable to shareholder and did not receive any proceeds from the issuance of common stock.

     During the fiscal period ended December 31, 2003, the Company had $136,205 cash used in operating activities as compared to the fiscal period ended December 31, 2002, where the Company had $249,113 cash provided by operating activities. The cash used in operating activities for the fiscal year ended December 31, 2003 was due to accounts receivable that increased by $1,021,362, inventories that increased by $226,293, prepaid expenses that increased by $67,893, other assets that increased by $74,939 and income taxes payable that decreased by $25,898, which were offset by accounts payable that increased by $1,515,116 and accrued expenses that increased by $346,411. The cash provided by operating activities for the fiscal year ended December 31, 2002 was due to accounts payable that increased by $512,584, accrued expenses that increased by $89,964, and income taxes payable that increased by $10,577, which were offset by accounts receivable that increased by $43,270, inventories that increased by $334,955, prepaid expenses that increased by $17,413 and other assets that increased by $57,159.

     Capital expenditures were $505,809 for the fiscal period ended December 31, 2003 as compared to $248,392 for the fiscal year ended December 31, 2002. The expenditures represent negative cash flows from investing activities.

     The Company requires $4,300,000 of additional capital to support strategic acquisitions and its current expansion plans, of which the Company received
$750,000 in December 2003. In March 2004, Excalibur SA made a commitment to invest $1,000,000, of which the Company has received $500,000 in equity financing subsequent to December 31, 2003. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.


COMMITMENTS FOR CAPITAL EXPENDITURES

     The Company has several operating leases, primarily for office space and storage under which the Company is required to pay operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2003 and 2002 was $657,132 and $376,566, respectively. As of December 31, 2003, the minimum lease payment under these leases during 2004 was CDN$677,727.

RISK FACTORS

     Need for Additional Financing. It is imperative that the Company obtain debt and/or equity financing of $4,300,000 to implement its business plan and to expand its business. The Company raised $750,000 through the sale of 750,000 shares of common stock to three entities not affiliated with the Company. In March 2004, the Company received a commitment for $1,000,000 in equity financing, $500,000 of which the Company had received as of March 31, 2004. The Company is taking steps to raise additional equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations and will hinder its ability to expand its business. Any additional financing may involve dilution to the Company's then-existing shareholders.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Marius Silvasan, our Chief Executive Officer, and Robert Krebs, our Chief Financial Officer, Benoit Bube, our Vice President of Sales & Marketing, Darren Lisak, our Director of Procurement and Logistics and David Spencer, our Director of Business Development. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations.

     Proposed Tax Assessment. Teleplus is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment of for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST") of approximately CDN$471,000. The proposed tax assessment is for CDN$265,000 for QST and CDN$346,000 for GST. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

     Dependence on Major Client. As of December 31, 2003 the Company had an agreement in place with Wal-Mart Corp. for the management of SAM's Club Canada wireless concessions. The Company currently has in operation 5 SAM's Club wireless concessions. As more SAM's Clubs open the Company will become more dependent for its revenues on SAM's Club. Should SAM's Club wireless concessions not yield the expected revenues this could have a materially adverse effect upon our business and operations. We are actively seeking to broaden our customer base and expand our product and service offerings. We executed an LOI to acquire SmartCell on April 5th, 2004 and have expressed a willingness to expand SmartCell's operations in Western Canada. We need to continue to broaden our customer base and product and service offerings. If we are unable to broaden our customer base, the continued reliance upon few large customers could have a materially adverse effect upon our business and operations.

     Limited duration of agreements in place with major wireless carriers. The Company's current sales volumes have enabled the Company to build strong relationships with a variety of wireless and communication partners thus, minimizing the risks associated with the non-renewal of any of the Company's agreements.

     No product exclusivity. The current market consolidation undertaken by the major wireless carriers limit the Company's risk associated with no product exclusivity as new retail players can't readily get access to the products and services offered by the Company.

     Rapid product obsolescence. The wireless and communication market place faces rapid product obsolescence requiring the Company to maintain short inventory cycles and technically enabled sales consultants.

     Price erosion. The Company is faced with high price elasticity resulting in the erosion of its margin on certain products. Price wars oftentimes occur in the industry which could have a negative impact on profit margins.

     Issuance of a large number of wireless licenses increasing the number of competitors. Wireless carriers could revert to the issuance of additional wireless licenses which could increase the number of competitors. This could reduce our same store sales and erode our margins.

     The Company's ability to hire and retain experienced industry professionals; the Company requires the services of skilled professionals which if unavailable could adversely effect the Company's performance.

     The Company's ability to secure competitive pricing arrangements in a market dominated by larger retailers with higher financial resources. Profit margins in the wireless and communication industry are low. The Company's larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices that would further reduce profit margins. Should such an event occur and the Company chose not to offer competitive prices, the Company could lose its market share. If the Company chose to compete, the reduction in profit margin would have a material adverse effect on the Company's business and operations. The Company's ability to achieve economies of scale is critical to its long-term viability.

     Uncertain growth in market demand: Current market conditions indicate a strong growth of wireless products in the upcoming years. Nevertheless technological development and unstable economic growth may affect current forecasts which could have a material adverse affect on the Company's business and operations.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Impairment of Long-Lived Assets

     Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of Teleplus' long-lived assets are located in Canada. Teleplus performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

     Teleplus' revenue is generated primarily from the sale of wireless, telephony products and accessories to end users. Teleplus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

     Teleplus recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, Teleplus provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

     Teleplus' suppliers generally warrant the products distributed by Teleplus and allow returns of defective products, including those that have been returned to Teleplus by its customers. Teleplus does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Inventories

     Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by average cost method, or market.

ITEM 7.  FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Teleplus Enterprises, Inc.
  Montreal, Canada

We have audited the accompanying consolidated balance sheet of Teleplus Enterprises, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Teleplus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus Enterprises, Inc. as of December 31, 2003, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 5, 2004


                                TELEPLUS ENTERPRISES, INC.
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2003


ASSETS
Current assets
  Cash                                                                      $  100,804
  Accounts receivable                                                        1,204,293
  Inventories                                                                  843,813
  Prepaid expenses                                                              96,147
                                                                            -----------
    Total current assets                                                     2,245,057

Property and equipment, net                                                    706,363
Other assets                                                                   132,098
                                                                            -----------

    Total assets                                                            $3,083,518
                                                                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $2,596,799
  Accrued expenses                                                             436,375
                                                                            -----------
    Total current liabilities                                                3,033,174
                                                                            -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000 shares authorized, 66,122,500
    shares issued and outstanding                                               66,123
  Additional paid in capital                                                   666,655
  Accumulated deficit                                                         (685,160)
  Accumulated other comprehensive income                                         2,726
                                                                            -----------
    Total Shareholders' Equity                                                  50,344
                                                                            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $3,083,518
                                                                            ===========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                             TELEPLUS ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended
                                                        December 31,
                                       ---------------------------------------------
                                                2003                    2002
                                       ----------------------  ----------------------
Net revenues                           $           7,651,975   $            5,193,036
Cost of revenues                                   5,577,043                3,502,538
                                       ----------------------  ----------------------
Gross margin                                       2,074,932                1,690,498

General, administrative and selling                2,786,603                1,646,221
                                       ----------------------  ----------------------

Income (loss) from operations                       (711,671)                  44,277

Provision (benefit) for income taxes                 (4,116)                   10,404
                                       ----------------------  ----------------------

Net income (loss)                      $            (715,787)  $               33,873
                                       ======================  ======================

Net income per share:
  Net income - basic and diluted                      (0.01)                   0.00
                                       ======================  ======================

Weighted average shares outstanding:
  Basic and diluted                               50,714,144               46,312,500
                                       ======================  ======================

                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                                   TELEPLUS ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  Accumulated
                              Common Stock         Additional        Other
                              -------------         Paid-In       Accumulated  Comprehensive
                            Shares       Amount     Capital         Deficit       Income      Total
                         -------------  --------  -------------  ---------------  --------  ----------

Balance,
  December 31, 2001        46,312,500   $ 46,313  $          -   $       (3,246)  $(1,399)  $  41,668

  Comprehensive
    income:
      Net income                    -          -             -           33,873         -      33,873
      Foreign currency
        translation                 -          -             -                -       493         493
                                                                                            ----------
  Comprehensive
    income                                                                                     34,366
                                                                                            ----------


Balance,
  December 31, 2002        46,312,500     46,313             -           30,627      (906)     76,034

  Comprehensive loss :
      Net loss                      -          -             -         (715,787)        -    (715,787)
      Foreign currency
        translation                 -          -             -                -     3,632       3,632
                                                                                            ----------
  Comprehensive loss                                                                         (712,155)
                                                                                            ----------

Issuance of common
  stock in connection
  with recapitalization    19,000,000     19,000        (8,373)               -         -      10,627

Issuance of common
  stock for cash, net         810,000        810       675,028                -         -     675,838
                         -------------  --------  -------------  ---------------  --------  ----------

Balance,
  December 31, 2003        66,122,500   $ 66,123  $    666,655   $     (685,160)  $ 2,726   $  50,344
                         =============  ========  =============  ===============  ========  ==========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended
                                                                 December 31,
                                                          ------------------------
                                                              2003         2002
                                                          ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $  (715,787)  $  33,873
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
      Depreciation and amortization                           134,440      54,912
         Changes in assets and liabilities:
          Accounts receivable                              (1,021,362)    (43,270)
          Inventories                                        (226,293)   (334,955)
          Prepaid expenses                                    (67,893)    (17,413)
          Other assets                                        (74,939)    (57,159)
          Accounts payable                                  1,515,116     512,584
          Accrued expenses                                    346,411      89,964
          Income taxes                                        (25,898)     10,577
                                                          ------------  ----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       (136,205)    249,113
                                                          ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (505,809)   (248,392)
                                                          ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                    (12,789)    (39,648)
  Proceeds from issuance of common stock, net                 675,838           -
                                                          ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                          663,049     (39,648)
                                                          ------------  ----------

Effect of Exchange Rate Changes on Cash                         3,632         493

NET INCREASE (DECREASE) IN CASH                                24,667     (38,434)
  Cash, beginning of period                                    76,137     114,571
                                                          ------------  ----------
  Cash, end of period                                     $   100,804   $  76,137
                                                          ============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $     2,458   $   3,706
                                                          ============  ==========
  Net assets acquired in reverse merger                   $    10,627   $       -
                                                          ============  ==========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     Nature of business. Teleplus Enterprises, Inc. ("Teleplus") markets a wide range of wireless and home telephony products and services including an exclusive line of unlocked GSM mobile phones, through its wholly owned subsidiary Teleplus Retail Services, Inc. ("Retail"). Teleplus, as of December 31, 2003, owns and operates 26 retail stores selling a variety of wireless and home telephony products and services in the provinces of Ontario and Quebec, Canada. Teleplus was incorporated in Nevada in January 1999.

     In October 2003, Visioneer Holdings Group, Inc. ("Visioneer"), subscribed to 18,050,000 and its partners to 4,512,500 newly issued shares of Herbalorganics.com, Inc. ("Herbalorganics") and on that same date Visioneer acquired 23,750,000 shares of Herbalorganics. As a result of the transactions, Visioneer acquired control of Herbalorganics. In connection with the transactions Herbalorganics changed its name to Teleplus Enterprises, Inc. ("Teleplus"). After the above transactions, there were 65,312,500 shares of common stock outstanding. Herbalorganics retained 19,000,000 shares of common stock.

     In October 2003, Teleplus formed a wholly owned subsidiary Teleplus Retail Services, Inc. ("Retail"), a Quebec, Canada Corporation. Retail acquired certain assets and assumed certain liabilities from 3577996 Canada, Inc. 3577996 Canada, Inc. is controlled by the shareholders of Visioneer.

     For accounting purposes, this transaction was treated as an acquisition of Herbalorganics and a recapitalization of 3577996 Canada, Inc. 3577996 Canada, Inc. is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Herbalorganics are not carried over and will be adjusted to $0. In connection with the reverse merger, 3577996 Canada, Inc.
acquired  $11,327  in  cash  and  assumed  $700  in  liabilities.

Principles of Consolidation

     The consolidated financial statements include the accounts of Teleplus' wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

Inventories

     Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by average cost method, or market.

Long-Lived Assets

     Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of Teleplus' long-lived assets are located in Canada. Teleplus performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

     Teleplus' revenue is generated primarily from the sale of wireless, telephony products and accessories to end users. Teleplus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

     Teleplus recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, Teleplus reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

     Teleplus' suppliers generally warrant the products distributed by Teleplus and allow returns of defective products, including those that have been returned to Teleplus by its customers. Teleplus does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Advertising

     Costs incurred in connection with advertising are charged to expense as incurred. Advertising expense was approximately $27,000 and $125,000 for 2003 and 2002, respectively.

Income Taxes

     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Teleplus records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Foreign Currency Translation

     The Canadian dollar is the functional currency of Teleplus. Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date. Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders' equity.

Basic Net Income (Loss) per Share

     Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Fair Value of Financial Instruments

     The recorded amounts of cash and cash equivalents, short-term borrowings, accounts payable and accrued expenses approximate their respective fair values because of the short maturity of those instruments and the variable nature of any underlying interest rates. The rates of fixed obligations approximate the rates of the variable obligations. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

Concentrations of Credit Risk

     Financial instruments which potentially subject Teleplus to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. Teleplus maintains its cash and cash equivalents with high quality financial institutions as determined by Teleplus' management. To reduce risk of trade accounts receivable, ongoing credit evaluations of customers' financial condition are performed, guarantees or other collateral may be required and Teleplus maintains a broad customer base.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on Teleplus' consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.


NOTE 2 - ACCOUNTS RECEIVABLE

     Teleplus' trade accounts receivable are shown net of allowance for doubtful accounts of $8,000 at December 31, 2003 as follows:

Accounts receivable                      $ 1,204,293
Less: Allowance for doubtful accounts          0
                                          ----------
                                         $ 1,204,293
                                          ==========

Teleplus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Teleplus' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2003 are as follows:

Equipment                                  $  39,248
Furniture and fixtures                        61,089
Business software                             76,431
Leasehold improvements                       745,954
                                          ----------
                                             922,722
Less: accumulated depreciation and
Amortization                                (216,359)
                                          ----------
                                           $ 706,363
                                          ==========

Depreciation and amortization expense was $134,440 and $54,912 for 2003 and 2002, respectively.

NOTE 4 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31:

                                  2003                2002
                                ----------          --------
Current provision (benefit)     $ 4,116             $ 10,404
                                ----------          --------
Deferred provision (benefit)            -                 -
                                        -                 -
                                $ 4,116             $ 10,404
                                ==========          ========

Deferred income taxes consist of the following at December 31:

                                  2003          2002
                                ----------          --------
Short-term:
  Deferred tax liabilities      $       -           $     -

Long-term:
  Deferred tax liability                -              4,116
  Valuation allowance                   -                 -
                                        -                 -
                                $       -           $  4,116
                                ==========          ========

     Teleplus had taxable income (loss) of approximately $(700,000) and $44,000 for 2003 and 2002, respectively. Teleplus has net operating losses carry-forwards of approximately $700,000 which will expire in the year 2023, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS

     Teleplus paid management fees of $24,778 and $38,661 to an entity owned by the majority shareholder for 2003 and 2002, respectively.


NOTE 6 - COMMON STOCK

     In November 2003, Teleplus issued 750,000 shares of common stock for proceeds of $750,000 or $1.00 per share. In connection with the proceeds, Teleplus issued 60,000 shares of common stock and paid $74,162 in expenses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Proposed Tax Assessment

     Teleplus is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST"), of approximately $471,000. The proposed tax assessment is for $265,000 for QST and $346,000 for GST. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to present to the MRQ. Teleplus also believes that export sales to the United States of America are exempt from the GST. In accordance with SFAS No. 5, "Accounting for Contingencies," Teleplus makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision for this matter has been accrued. Teleplus reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Dealing with taxing authorities is inherently unpredictable. However, Teleplus believes that it has valid defenses with respect to the proposed tax assessment pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

     Teleplus intends to vigorously defend this proposed assessment and other lawsuits and claims against us. However, we cannot predict the outcome of this assessment. An adverse resolution of the assessment could have a material adverse effect on our business, financial condition and results of operations.

Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have an adverse affect on the Company's financial condition or results of operations.

Operating Leases

     Teleplus has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2007. These leases require Teleplus to pay all operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2003 and 2002 was $657,132 and $376,566, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are:

December 31,          Amount
                   ----------
2004               $  677,727
2005                  614,159
2006                  409,424
2007                  184,481
2008                   35,996
                   ----------
                   $1,921,787
                   ==========


NOTE 8 - CONCENTRATIONS OF CREDIT RISK

     As of December 31, 2003, amounts due from two customers amounted to 70% of total trade accounts receivable.

     One customer accounted for 19% of total revenues for 2003 and two customers accounted for 39% and 47% of total revenues for 2002.

NOTE 9 - SUBSEQUENT EVENTS

     In 2004, Teleplus received a $1,000,000 commitment to purchase 1,000,000 shares of common stock of which $500,000 has been received as of April 5, 2004. No shares have been issued in connection with this commitment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 21, 2003, the client-auditor relationship between the TelePlus Enterprises, Inc. (formerly HerbalOrganics.com, Inc.) and Clyde Bailey, P.C., an independent chartered accountant ("Bailey") ceased as the former accountant was dismissed. On that date, the Company engaged Malone & Bailey, PLLC ("Malone") as its principal independent public accountant. Bailey had served as the Company's auditor since January 2003, after succeeding Mark Bailey & Co. Ltd. ("Bailey & Co."), who had served as the Company's auditor from inception on April 16, 1999 to December 31, 2002.

     Malone & Bailey, PLLC is succeeding Bailey. Bailey audited the balance sheet of the Company as of December 31, 2001 and December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from April 16, 1999 (Inception) to December 31, 2002. Bailey's report on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2002 and any later interim period up to and including the date the relationship with Bailey ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     Bailey & Co. audited the balance sheet of the Company as of December 30, 2000 and December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from April 16, 1999 (Inception) to December 31, 2001. Bailey & Co.'s reports on the financial statements for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer or opinion and were not modified as to uncertainty, audit scope or accounting principles.

     The Company authorized Bailey & Co. to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Bailey & Co. review the disclosure and Bailey & Co. was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company. Such letter was filed as an exhibit to the Report on Form 8-K filed on April 3, 2003.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Bailey ceased, there have been no disagreements with Bailey on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Bailey would have caused Bailey to make reference to the subject matter of the disagreement(s) in connection with its report on the Company' financial statements. Since the Company's incorporation on April 16, 1999, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company authorized Bailey to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Bailey review the disclosure and Bailey has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter was filed as an exhibit to the Report on Form 8-K filed on October 24, 2003.

     The Company has not previously consulted with Malone & Bailey, PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Bailey, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on April 16, 1999 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Bailey ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone & Bailey, PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey, PLLC did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Pursuant to the Company's Bylaws, Robert Krebs, Michael Karpheden and Hakan Wretsell were appointed as directors by a majority of the board of directors to fill vacancies that existed on the board of directors at the time of their appointment. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The Directors and Officers of the Company are as follows:

                                                               Served as a
 Name                   Age      Position                     Director Since:
 ----                   ---      --------                     ---------------
Marius Silvasan         30     Chief Executive Officer        October 2003
                               and Director

Robert B. Krebs         47     Chief Financial Officer        February 2004
                               and Director

Michael L. Karpheden    43     Director                       March 2004

Hakan Wretsell          44     Director                       March 2004

     Marius Silvasan, MBA, has served as our CEO and as a Director since October 2003. Prior to joining the Company, Mr. Silvasan held the position of President & CEO for Visioneer Calling Card Inc. and Alliance TeleCard Corp. from 1995 to June 1999. Prior to Visioneer and Alliance Mr. Silvasan held the position of National Sales Manager for The Home Phone Club from 1990 to 1995. Graduate of the HEC University in Montreal, Mr. Silvasan holds a B.A.C. in business administration and an MBA (2003).

     Robert Krebs has served as the Company's Chief Financial Officer and as a Director since February 2004. Prior to joining the Company, Mr. Krebs worked nine years for GB MICRO Electronics where he held the position of Vice-President, Finance. Prior to GB MICRO, Mr. Krebs held the position of Controller for Future Electronics and Le Chateau retail stores. Mr. Krebs holds a C.A. and a Bachelor of Commerce both from McGill University. Mr. Krebs is an active member of the Canadian Institute of Chartered Accountants.

     Michael L. Karpheden has served as a Director of the Company since March 2004. Mr. Karpheden has served as President of Business Growth Consultants Inc., since January 2003. He has concurrently held this position with positions at other companies discussed below since January 2003. From January 2003 to June 2003, Mr. Karpheden was a Sales Representative for First Investors 2003. From February 2001 to January 2003, Mr. Karpheden held various positions at STRAX, Inc., a leader in the distribution of mobile phones and accessories, based in Miami, Florida, that included Chief Operating Officer and VP Finance and Operations. Mr. Karpheden is a veteran in the wireless industry having worked for Ericsson Mobile Phones for a twelve-year period from 1989 to 2001. While at Ericsson, Mr. Karpheden held, among others, the position of VP Finance & Logistics, Americas Region and President and CFO/Director of Finance for Ericsson Telecommunications in Moscow Russia. Mr. Karpheden holds a degree in Business and Management from the University of Lund in Sweden.

     Hakan Wretsell has served as a Director of the Company since March 2004. Mr. Wretsell currently serves as President of Let's Spice, based in Sweden. Between 2000 and 2003, Mr. Wretsell held the position of President for STRAX Inc. Mr. Wretsell has over sixteen years experience in the wireless industry. Fourteen of those years, from 1987 to 2000, he spent at Ericsson having held, among others, the position of Executive VP and GM, Americas Region and VP Sales and Marketing, Latin America Region. Mr. Wretsell holds a degree in Business and Management from the Universities of Umea, Uppsala and Lund in Sweden.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board. The Company compensates its board members $2,000 per director's meeting and 30,000 shares of the Company's common stock for every year served as a director. In the event that a board member provides additional consultation and advisory services to management either before or after a board meeting, the Company will pay such board member at a rate of $1,000 per week for the services provided. From time to time, the Company's management, in its sole discretion, may assign special projects to a board member. Directors will also receive bonus compensation of 5% payable in stock on the value of each special project completed. The Company will pay a maximum of 200,000 shares of its common stock per year for special projects. The Company and director may agree on an alternate remuneration for completion of special projects.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Marius Silvasan, Robert Krebs, Michael Karpheden and Hakan Wretsell are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in January 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Marius Silvasan, Chief Executive Officer, 465 St. Jean, Suite 601, Montreal, Quebec, Canada H2Y 2R6, (514) 344-0778.

ITEM 10. EXECUTIVE COMPENSATION

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                           SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION

------------------  ----  -------  -----   ------  -------- --------  -------  ------
Marius Silvasan,    2003  $60,000   --       --        --     --        --      --
CEO and Director

Thomas C. Whalen,   2003  $0        --       --        --     --        --      --

Former President,   2002  $0        --       --        --     --        --      --
CEO, Secretary,     2001  $0        --       --        --     --        --      --
Treasurer and
Director



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of January 13, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



 Name and Address of                    Shares Owned           % of Class
 Beneficial Owner                      Beneficially(1)            Owned
-------------------                   ---------------           ---------
    Marius Silvasan                     41,800,000(2)            63.2%
    465 St. Jean, Suite 601
    Montreal, Quebec H2Y 2R6

    Robert Krebs                              0                     *
    465 St. Jean, Suite 601
    Montreal, Quebec H2Y 2R6

    Michael L. Karpheden                      0                     0%
    8510 SW 149 Ave. # 1115
    Miami, Florida 33193                      0                     0%

    Hakan Wretsell                            0                     0%
    465 St. Jean, Suite 601
    Montreal, Quebec H2Y 2R6

All Officers and Directors              41,800,000               63.2%
as a Group (4 people)
--------------

    (1)  The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 8, 2004, there were 66,122,500 shares of common stock outstanding.

     (2) Beneficially owned through Visioneer Holdings Group Inc.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 10, 2003, Visioneer subscribed to purchase 18,050,000 restricted, newly issued shares of the Company's common stock. Also on that same date, Visioneer purchased 23,750,000 shares of issued and outstanding Common Stock from Thomas Whalen, the Company's former Chief Executive Officer. As a result of the subscriptions and the purchase, the control of the Company shifted to Marius Silvasan, the Company's current Chief Executive Officer, as Mr. Silvasan is the beneficial owner of the shares of common stock held by Visioneer.

     The Company paid management fees of $24,778 and $38,661 to an entity owned by the majority shareholder for 2003 and 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
            2.1                Memorandum of Agreement                       (1)

            3.1                Articles of Amendment to Articles of
                               Incorporation                                 (2)

            3.2                Certificate of Correction to Articles         (3)

            3.3                Articles of Incorporation                     (4)

            3.4                Articles of Amendment to Articles of
                               Incorporation                                 (4)

            3.5                Bylaws                                        (4)

           10.1                Subscription Agreement in Herbal
                               Organics.com, Inc. for 7,600,000 shares       (1)

           10.2                Subscription Agreement in Herbal
                               Organics.com, Inc. for 1,235,000 shares       (1)

           10.3                Subscription Agreement in Herbal
                               Organics.com, Inc. for 665,000 shares         (1)

           16.1                Letter from Clyde Bailey, P.C.,
                               Certified Public Accountants                  (5)

           16.2                Letter from Mark Bailey & Co., Ltd.,
                               Certified Public Accountants                  (6)

             31                Certificate of the Chief Executive
                               Officer and Chief Financial Officer
                               pursuant Section 302 of the Sarbanes-
                               Oxley Act of 2002                               *

             32                Certificate of the Chief Executive
                               Officer and Chief Financial Officer
                               pursuant to Section 906 of the Sarbanes-
                               Oxley Act of 2002                               *

(1) Filed as Exhibits 2.1, 10.1, 10.2 and 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003, and incorporated herein by reference.

(2) Filed as Exhibit 15.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 22, 2003, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003, and incorporated herein by reference.

(4) Filed as Exhibits 3(i) and 3(ii) to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on February 13, 2002, and incorporated herein by reference.

(5) Filed as Exhibit 15.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 24, 2003, and incorporated herein by reference.

(6) Filed as Exhibit 99 to the Company's Forms 8-K filed with the Securities and Exchange Commission on March 31, 2003 and April 3, 2003, and incorporated herein by reference.

*    Filed  herein

     (b)  REPORTS ON FORM 8-K

The Company filed the following four reports on Form 8-K during the last quarter of the fiscal period covered by this report:

(1) Form 8-K filed on October 14, 2003, to report a change in control, the acquisition of a significant amount of assets, the resignation and appointment of officers and directors, and the intent of a name change.

(2) Form 8-K filed on October 22, 2003, to report an amendment to the articles of incorporation regarding a name change, a forward stock split, an increase in the number of authorized shares, and new trading symbol for the Company's common stock.

(3) Form 8-K filed on October 24, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

(4) Form 8-K filed on November 25, 2003, to report the subscriptions by three entities to shares of common stock of the Company.

The Company filed the following reports on Form 8-K/A and Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

(5) Form 8-K/A filed on February 13, 2004, to amend the Form 8-K filed on October 14, 2003, to report audited financial information of TelePlus
     Enterprises, Inc. The Company provided an audited consolidated balance sheet of TelePlus Enterprises, Inc. as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity, comprehensive income and cash flows for each of the two years then ended. The Company also provided an unaudited consolidated balance sheet of TelePlus Enterprises, Inc. as of September 30, 2003, the related consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002, and the related consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002 as well as an unaudited pro-forma consolidated balance sheet as of December 31, 2002, as if the acquisition, which was not completed until October 2003, had been completed as of that date.

(6) Form 8-K filed on March 22, 2004, to report the appointment of a Chief Executive Officer, three outside directors to fill vacancies on the board of directors, a $1,000,000 commitment for equity financing and the Company's approval for complete corporate listing by Standard and Poor's.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $0, as it had not been billed and finalized prior to the filing of this report and $11,095, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $2,750 and $0, respectively.


AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELEPLUS ENTERPRISES, INC.

DATED: April 14, 2004                        By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                       TITLE                         DATE

/s/ Marius Silvasan        Chief Executive Officer       April 14, 2004
----------------------     and Director
Marius Silvasan           (Principal Executive Officer)


/s/ Robert B. Krebs        Chief Financial Officer       April 14, 2004
----------------------     and Director
Robert B. Krebs            (Principal Financial Officer)


/s/ Michael L. Karpheden   Director                      April 14, 2004
----------------------
Michael L. Karpheden


/s/ Hakan Wretsell         Director                      April 14, 2004
----------------------
Hakan Wretsell

Exhibit 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Marius  Silvasan,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of TelePlus Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April  14,  2004


                                   By:  /s/  Marius  Silvasan
                                   -------------------------------
                                   Marius  Silvasan
                                   Chief  Executive  Officer

Exhibit 31.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Robert  Krebs,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of TelePlus Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April  14,  2004


                                   By:  /s/  Robert  Krebs
                                   -------------------------------
                                   Robert  Krebs
                                   Chief  Financial  Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Marius Silvasan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of TelePlus Enterprises, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  April 14, 2004

                                        By:/s/ Marius Silvasan
                                        --------------------------
                                        Marius Silvasan
                                        Chief Executive Officer

Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Krebs, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of TelePlus Enterprises, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  April 14, 2004

                                        By:/s/ Robert Krebs
                                        --------------------------
                                        Robert Krebs
                                        Chief Financial Officer