Form 10QSB
period 2004-03-31
TELEPLUS ENTERPRISES INC
filed 2004-05-17
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    ---------

                        Commission file number 000-49628


                           TELEPLUS ENTERPRISES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                   98-0045023
   -----------------------------            ------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


            465 St. Jean, Suite 601, Montreal, Quebec, Canada H2Y 2R6
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                    (514) 344-0778
                                    --------------
                         (Registrant's telephone number)


                                      N/A
                                 --------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 17, 2004, 66,907,500 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                           TELEPLUS ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003


                                     ASSETS
Current assets
  Cash                                                                      $   132,054
  Accounts receivable, net of allowance of $8,000                               214,200
  Inventories                                                                   767,324
  Prepaid expenses                                                              122,367
                                                                            ------------
    Total current assets                                                      1,235,945

Property and equipment, net                                                     723,147
Other assets                                                                    164,612
                                                                            ------------

    Total assets                                                            $ 2,123,704
                                                                            ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                          $ 1,692,516
  Accrued expenses                                                              485,105
                                                                            ------------
    Total current liabilities                                                 2,177,621
                                                                            ------------

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value, 150,000,000 shares authorized, 66,122,500
    shares issued and outstanding                                                66,123
  Additional paid in capital                                                    919,103
  Accumulated deficit                                                        (1,037,105)
  Accumulated other comprehensive income                                         (2,038)
                                                                            ------------
    Total Shareholders' Deficit                                                 (53,917)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $ 2,123,704
                                                                            ============

                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended
                                                           March 31,
                                       ---------------------------------------------
                                                2004                    2003
                                       ----------------------  ----------------------
Net revenues                           $           2,382,281   $           1,464,973
                                       ----------------------  ----------------------
Cost of revenues                                   1,880,859               1,122,316
                                       ----------------------  ----------------------
Gross margin                                         501,422                 342,657

General, administrative and selling                  853,367                 694,188
                                       ----------------------  ----------------------

Loss from operations                                (351,945)               (351,531)

Provision for income taxes                                 -                       -
                                       ----------------------  ----------------------

Net income (loss)                      $            (351,945)  $            (351,531)
                                       ======================  ======================

Net income per share:
  Net income - basic and diluted                      (0.01)                 (0.01)
                                       ======================  ======================

Weighted average shares outstanding:
  Basic and diluted                               66,122,500              46,312,500
                                       ======================  ======================

                 See accompanying summary of accounting policies and notes to consolidated financial statements.


                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years Ended
                                                                March 31,
                                                          --------------------
                                                             2004        2003
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(351,945)  $(351,531)
  Adjustments to reconcile net loss to used in operating
    activities:
      Depreciation and amortization                          39,200      33,610
      Bad debt expense                                            -           -
        Changes in assets and liabilities:
          Accounts receivable                               990,093     123,160
          Inventories                                        76,489     204,683
          Prepaid expenses                                  (26,220)     (5,236)
          Other assets                                      (32,514)    (29,421)
          Accounts payable                                 (904,282)       (462)
          Accrued expenses                                   48,730     (31,927)
          Income taxes                                            -      (7,170)
                                                          ----------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                    (160,449)    (64,294)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (55,984)          -
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                        -     (12,789)
  Proceeds from issuance of common stock, net               252,448           -
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                        252,448     (12,789)
                                                          ----------  ----------

Effect of Exchange Rate Changes on Cash                      (4,765)      1,815

NET INCREASE (DECREASE) IN CASH                              31,250     (75,268)
  Cash, beginning of period                                 100,804      76,137
                                                          ----------  ----------
  Cash, end of period                                     $ 132,054   $     869
                                                          ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $       -   $       -
                                                          ==========  ==========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NOTE 1 - PRESENTATION

The balance sheet of TELEPLUS ENTERPRISES, INC. ("Teleplus") as of March 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 included in the consolidated financial statements have been prepared by Teleplus without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Teleplus' consolidated financial position and results of operations. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 to be reported in Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

In 2004, Teleplus received a $1,000,000 commitment to purchase 1,000,000 shares of common stock of which $250,000 has been received as of March 31, 2004 and $250,000 was received in April 2004 and for which an aggregate of 500,000 shares were issued.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     The Company was originally incorporated in Nevada as Terlingua Industries, Ltd. on April 16, 1999. The Company's business plan was to engage in online marketing and distribution of organic herbal supplements in an international market. On January 27, 2000, the Company changed its name to HerbalOrganics.com, Inc. ("HerbalOrganics"). Prior to the transactions discussed below, the Company had not generated any revenues from operations and was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, whose operations principally involved research and development, market analysis, securing and establishing a new business, and other business planning activities.

     On October 10, 2003, Visioneer Holdings Group Inc. ("Visioneer") subscribed to 18,050,000 restricted, newly issued shares of the Company's common stock, $.001 par value per share. Also on that same date, Visioneer purchased 23,750,000 shares of issued and outstanding common stock from Thomas Whalen, the Company's former Chief Executive Officer. As a result of the subscriptions and the purchase, control of the Company shifted to Marius Silvasan, the beneficial owner of Visioneer.

     In September 2003, the Company formed a wholly-owned subsidiary, Teleplus Retail Services, Inc., a Quebec, Canada Corporation ("Teleplus Retail"). In October 2003, Teleplus Retail purchased substantially all of the assets of 3577996 Canada Inc., a Canada Business Corporation
("3577996"), that related to 3577996's "TelePlus Consumer Services" business.

     The Company is a provider of wireless and portable communication devices in Canada. Its products include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones.

MARKETING STRATEGY

     Currently there is a good fit between the Company's resources and the opportunities and threats posed by its external environment. The Company has a diversified product mix that is complemented with unique accessory offerings. The Company has prominently displayed, attractive, strategically located retail outlets, experienced employees and management and strong supplier relations. The Company believes that growth will to come in three folds.

GROWTH IN CANADA:

     The Company currently operates 28 TelePlus branded stores in two Canadian provinces. The Company intends to increase to 47 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company recently acquired SMARTCELL see "Recent Business Developments" section for details. The Company also operates 5 kiosks in SAM's Club selling a variety of wireless and portable communications devices.


GROWTH IN THE UNITED STATES:

     TelePlus intends to deploy a private label wireless program under the "TelePlus" brand name in the US. TelePlus initiated final development of its private label wireless service as announced in a news release dated March 17, 2004. TelePlus Wireless Corp. ("TelePlus Wireless"), a wholly-owned subsidiary of TelePlus Enterprises, Inc. will offer such services on behalf of the Company. Offering private label wireless services is commonly referred to as creating a Mobile Virtual Network Operator ("MVNO"). This market was developed first in Europe, where more than 20 MVNO's can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe. TelePlus intends to make its phone available at superstores and vending machines throughout the US.

RECENT BUSINESS DEVELOPMENTS

     In April 2004, the Company signed a Letter of Intent (the "LOI") to acquire all of the outstanding shares of SmartCell. The terms of the transaction call for the Company to pay a combination of cash and stock compensation to the principals of SmartCell in consideration for all of the outstanding shares of SmartCell. The Company has since closed the transaction and will release additional details in the near future.

     According to the terms of the Agreement, the Company issued 285,000 shares of common stock to the SmartCell principals at closing and, beginning 90 days from closing, will issue an additional 60,000 shares for the next four quarters (or an aggregate of 240,000 additional shares). The retention of the shares by the SmartCell principals mentioned above is contingent upon the performance of SmartCell based on criteria to be determined one-year after closing. The Company will also issue the SmartCell principals up to 450,000 shares based on the Company's performance in Western Canada over a five-year period beginning six-months after closing payable as follows: the Company will issue one share of common stock for every CDN $30 of gross revenue generated through the combined sales of TelePlus and SmartCell in Western Canada, and one share of common stock for every CDN $7 of net profit generated by SmartCell or TelePlus in Western Canada up to a maximum of 450,000 shares. The shares will be issued on an annual basis. The Company will also pay the SmartCell principals 60% of the value of net assets of SmartCell in cash. The Company will file a report on Form 8-K in the days to follow to report the SmartCell acquisition.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Sales revenues for the quarter ended March 31, 2004 increased $917,308 (or 63%) to $2,382,281 as compared to $1,464,973 for the quarter ended March 31, 2003. The increase in sales revenues was due to a 13% increase in same store sales and the addition of 3 TelePlus branded stores and 5 SAM's Club kiosks versus the previous year.

     Cost of revenues for the quarter ended March 31, 2004 increased $758,543 (or 68%) to $1,880,859 as compared to $1,122,316 for the quarter ended March 31, 2003. The increase in cost of revenues was due to the increase in revenues.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 21% for the quarter ended March 31, 2004 from 23% for the quarter ended March 31, 2003. The decrease in gross profit margin was due to the 68% increase in cost of revenues that trumped the 63% increase in sales revenues.

     General, administrative ("G&A") expense for the quarter ended March 31, 2004 increased $159,179 (or 23%) to $853,367 as compared to $694,188 for the quarter ended March 31, 2003. The increase in G&A was due to the increase in the number of retail stores.

     The Company had a net loss of $351,945 for the quarter ended March 31, 2004, as compared to a net loss of $351,531 for the quarter ended March 31, 2003. The Company's continued support of the SAM's Club initiative contributed to 26% of the Company's loss in said quarter while SAM's Club only contributed 3% to the Company's revenues. Historically the first quarter is the slowest performing quarter of the year.

     As of March 31, 2004, the Company had an accumulated deficit of $1,037,105.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, total current assets were $1,235,945 which consisted of $132,054 of cash, $214,200 of accounts receivable, net of an allowance for doubtful accounts, $767,324 of inventories, and $122,367 of prepaid expenses.

     As of March 31, 2004, total current liabilities were $2,177,621 which consisted of $1,692,516 of accounts payable and $485,105 of accrued expenses.

     The Company had negative net working capital at March 31, 2004 of $941,676. The ratio of current assets to current liabilities was 57%.

     The Company had a net increase in cash of $31,250 for the quarter ended March 31, 2004 as compared to a net decrease in cash of $75,268 for the quarter ended March 31, 2003. Cash flows from financing activities represented the Company's principal source of cash for the quarter ended March 31, 2004. Cash flows from financing activities during the quarter ended March 31, 2004 were $252,448, all of which came from proceeds from the issuance of common stock. During the quarter ended March 31, 2003, the Company made $12,789 of payments on loans payable to shareholder and did not receive any proceeds from the issuance of common stock.

     During the quarter ended March 31, 2004, the Company had $160,449 cash used in operating activities as compared to the quarter ended March 31, 2003, where the Company had $64,294 cash used in operating activities. The cash used in operating activities for the quarter ended March 31, 2004 was due to accounts payable that decreased by $904,282, prepaid expenses that increased by $26,220, and other assets that increased by $32,514, which were offset by accounts receivable that decreased by $990,093 inventories that decreased by $76,489, and accrued expenses that increased by $48,730. The cash used by operating activities for the quarter ended March 31, 2003 was due to prepaid expenses that increased by $5,236, other assets that increased by $29,421, accounts payable that decreased by $462, accrued expenses that decreased by $31,927 and income taxes that decreased by $7,170, which were offset by accounts receivable that decreased by $123,160, and inventories that decreased by $204,683.

     Capital expenditures were $55,984 for the quarter ended March 31, 2003.
The Company did not make any capital expenditures in the quarter ended march 31, 2003.

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

RISK FACTORS

     Need for Additional Financing. It is imperative that the Company obtain debt and/or equity financing of $4,300,000 to implement its business plan and to expand its business. The Company raised $750,000 through the sale of 750,000 shares of common stock to three entities not affiliated with the Company. In March 2004, the Company received a commitment for $1,000,000 in equity financing, $500,000 of which the Company has received as of the date of this report. The Company is taking steps to raise additional equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations and will hinder its ability to expand its business. Any additional financing may involve dilution to the Company's then-existing shareholders.

     Risk that Funds Will Not Be Received. The Company received a commitment from Excalibur Investments SCP to purchase 1,000,000 shares for $1,000,000.
As of the date of this report, the Company has received $500,000 and issued 500,000 shares of common stock. The agreement between the parties stated that the remaining funds would be received by the Company by the end of April 2004 which did not occur. There can be no assurance that the Company will receive any or all of the $500,000 due the Company pursuant to the agreement.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Marius Silvasan, our Chief Executive Officer, and Robert Krebs, our Chief Financial Officer, Benoit Bube, our Vice President of Sales, Darren Lisak, our Director of Procurement and Logistics and David Spencer, our Director of Development. In addition, Michael Karpheden and Hakan Wretsell became independent directors of the Company in March 2004. The Company hired Evens Abellard as its new VP Sales, Direct Channel for TelePlus Wireless Corp. Smart Cell's success is dependent on the continued support of its 3 key managers; David Sidhu, Sukhjit Sandher and Raghbir Riarh. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations.

     Dependence on Major Clients. As of March 31, 2004, accounts receivable due from two customers amounted to 92% of trade accounts receivable and 17% of total revenues. Should either of these customers run into credit trouble or leave us, it would have a materially adverse effect upon our business and operations. We are actively seeking to broaden our customer base and expand our product and service offerings. We need to continue to broaden our customer base and product and service offerings. If we are unable to broaden our customer base, the continued reliance upon our two largest customers could have a materially adverse effect upon our business and operations.

     Risk of Storefront Provider. As of March 31. 2004, five of our stores under the banner SAM's Club Canada accounted for 3% of our total revenues and contributed to 26% of our loss in the first quarter. Should the Company be unable to improve its SAM's Club kiosks revenues it could adversely affect the Company's ability to generate profits. We are actively seeking to broaden our customer base and expand our product and service offerings. If we are unable to broaden our customer base or improve our SAM's Club revenues, the continued reliance upon SAM's Club could have a materially adverse effect upon our business and operations.


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

     Price erosion. The Company is faced with high price elasticity resulting in the erosion of its margin on certain products. Price war oftentimes occurs in the industry which has a negative impact on profit margins.

     Issuance of a large number of wireless licenses increasing the number of competitors.

     TelePlus'  ability  to  hire and retain experienced industry professionals;

     The Company's ability to secure competitive pricing arrangements in a market dominated by larger retailers with higher financial resources. Profit margins in the wireless and communication industry are low. The Company's larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices that would further reduce profit margins. Should such an event occur and the Company chose not to offer competitive prices, the Company could lose its market share. If the Company chose to compete, the reduction in profit margin would have a material adverse effect on the Company's business and operations. The Company's ability to achieve economies of scale is critical its long-term viability.


     Uncertain growth in market demand: Current market conditions indicate a strong growth of wireless products in the upcoming years. Nevertheless technological development and unstable economic growth may affect current forecast which could have a material adverse affect on the Company's business and operations.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure..

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings would have a materially adverse impact on the Company's business or its results of operations, nevertheless such proceedings are disclosed.

     Goods and Services.  TelePlus is currently defending an action instigated
     ------------------
against it by one of its suppliers. Such supplier claims that the Company defaulted on the payment of goods sold by supplier to the Company. The Company claims that it failed to pay the goods sold by supplier because such goods were purchased contingent on supplier making available to the Company wireless network access which supplier failed to provide. The Company is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. The supplier has refused to take the goods back. Total liability to the Company, if it losses the claim, may reach a maximum of $20,000.

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

     Financing.  TelePlus is currently defending an action arising out of a
     ---------
proposed financing transaction that was never consummated and therefore, terminated by TelePlus. That transaction contemplated that (i) the Company would be merged with a subsidiary of a non-operating, publicly owned "shell" company; (ii) the shareholders of TelePlus would become the controlling shareholders of the shell company; and (iii) thereafter several prospective purchasers would purchase shares of stock of such shell company. The contemplated transactions were to have closed by the later of September 15, 2003 or the delivery of a notice that TelePlus declined such funding. The closing did not occur on September 15, 2003. Those prospective investors, who are the complaining parties in this lawsuit, never purchased any shares of the shell company and never formally offered to otherwise provide funds to the Company. Accordingly, on September 23, 2003, the Company notified the shell company that it was not going to proceed with the merger and notified the prospective investors that it was declining any funding from them. The complaining parties filed their action against the Company seeking a temporary restraining order and other injunctive relief. On October 2, 2003, the Court denied the motion for a temporary restraining order. A hearing on the motion for the other injunctive relief occurred on October 16, 2003 and such motion was rejected on March 3, 2004. The Company believes that this lawsuit is without any merit and intends to vigorously defend itself in this lawsuit.

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

ITEM 2.  CHANGES IN SECURITIES

     (a) Effective February 2, 2004, the Company affected a 13:1 forward stock split, and reauthorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.001 per share. As a result of the name change, the Company's common stock will trade under the new stock symbol "EXAG" beginning on Monday, February 2, 2004. On December 11, 2003, the Company filed articles of amendment with the Nevada Secretary of State to amend its articles as mentioned above. The number of shares of the Company outstanding at the time of the adoption of the foregoing was 3,969,231 pre-split shares and the number of shares entitled to vote thereon was the same. The number of shares consenting to the action was 2,769,231 pre-split shares. The shareholders consenting to the action represented a majority of the issued and outstanding shares.

     (c) In January 2004, the Company issued an 10,000 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to an unaffiliated entity in consideration for $10,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In February 2004, the Company issued an 25,000 shares of its common stock, $.001 par value per share which were not registered under the Act to an unaffiliated entity in consideration for $25,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2004, the Company issued 500,000 shares of its common stock, $.001 par value per share which were not registered under the Act to an unaffiliated entity in exchange for $500,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In May 2004, the Company issued an aggregate of 285,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

In April 2004, the Company hired Evens Abellard as its new Vice President of Sales for Direct Channels for its wholly-owned subsidiary, Teleplus Wireless Corp. which is engaged in private label wireless services and was incorporated in March 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     31.1          Certificate of the Chief Executive
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002               *

     31.2          Certificate of the Chief Financial
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002               *

     32.1          Certificate of the Chief Executive
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002           *

     32.2          Certificate of the Chief Financial
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002           *

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following two reports on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K/A filed on February 13, 2004, to amend the Form 8-K filed on October 14, 2003, to report audited financial information of TelePlus Enterprises, Inc. The Company provided an audited consolidated balance sheet of TelePlus Enterprises, Inc. as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity, comprehensive income and cash flows for each of the two years then ended. The Company also provided an unaudited consolidated balance sheet of TelePlus Enterprises, Inc. as of September 30, 2003, the related consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002, and the related consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002 as well as an unaudited pro-forma consolidated balance sheet as of December 31, 2002, as if the acquisition, which was not completed until October 2003, had been completed as of that date.

     (2) Form 8-K filed on March 22, 2004, to report the appoint of a Chief Executive Officer, three outside directors to fill vacancies on the board of directors, a $1,000,000 commitment for equity financing and the Company's approval for complete corporate listing by Standard and Poor's.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELEPLUS ENTERPRISES, INC.

DATED: May 17, 2004                    By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Marius  Silvasan,  certify  that:

1. I have reviewed this Annual Report on Form 10-QSB of TelePlus Enterprises, Inc.;

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May  17,  2004


                                   By:  /s/  Marius  Silvasan
                                   -------------------------------
                                   Marius  Silvasan
                                   Chief Executive Officer

EXHIBIT 31.2




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Robert  Krebs,  certify  that:

1. I have reviewed this Annual Report on Form 10-QSB of TelePlus Enterprises, Inc.;

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May  17,  2004


                                   By:  /s/  Robert  Krebs
                                   -------------------------------
                                   Robert  Krebs
                                   Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Marius Silvasan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  May 17, 2004

                                        By:/s/ Marius Silvasan
                                        --------------------------
                                        Marius Silvasan
                                        Chief Executive Officer

EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Krebs, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  May 17, 2004

                                        By:/s/ Robert Krebs
                                        --------------------------
                                        Robert Krebs
                                        Chief Financial Officer