Form 10QSB/A
period 2004-03-31
TELEPLUS ENTERPRISES INC
filed 2004-08-02
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

     As of July 28, 2004, 67,229,598 shares of Common Stock of the issuer were outstanding.

This Amended Form 10-QSB updates Item 2., Changes in Securities. The issuer erroneously reported a modification in instruments defining the rights of holders of its Common Stock and related information. There was no such modification. Accordingly, the Issuer is reporting None in this Amended Form 10-QSB.

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

     TelePlus'  ability  to  hire and retain experienced industry professionals.
The Company's ability to secure competitive pricing arrangements in a market dominated by larger retailers with higher financial resources. Profit margins in the wireless and communication industry are low. The Company's larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices that would further reduce profit margins. Should such an event occur and the Company chose not to offer competitive prices, the Company could lose its market share. If the Company chose to compete, the reduction in profit margin would have a material adverse effect on the Company's business and operations. The Company's ability to achieve economies of scale is critical its long-term viability.


     Uncertain growth in market demand. Current market conditions indicate a strong growth of wireless products in the upcoming years. Nevertheless technological development and unstable economic growth may affect current forecast which could have a material adverse affect on the Company's business and operations.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  CHANGES IN SECURITIES

     (a) None.

     (c) In January 2004, the Company issued 10,000 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to an unaffiliated entity in consideration for $10,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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


                                            TELEPLUS ENTERPRISES, INC.

DATED: August 2, 2004                    By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Marius  Silvasan,  certify  that:

I have reviewed this amended Quarterly Report on Form 10-QSB/A of TelePlus Enterprises, Inc.;

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

Date:  August 2,  2004


                                   By:  /s/  Marius  Silvasan
                                   -------------------------------
                                   Marius  Silvasan
                                   Chief Executive Officer

EXHIBIT 31.2




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Robert  Krebs,  certify  that:

I have reviewed this amended Quarterly Report on Form 10-QSB/A of TelePlus Enterprises, Inc.;

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

Date:  August 2,  2004


                                   By:  /s/  Robert  Krebs
                                   -------------------------------
                                   Robert  Krebs
                                   Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Marius Silvasan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the amended Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB/A for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  August 2, 2004

                                        By:/s/ Marius Silvasan
                                        --------------------------
                                        Marius Silvasan
                                        Chief Executive Officer

EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Krebs, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the amended Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB/A for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.


Date:  August 2, 2004

                                        By:/s/ Robert Krebs
                                        --------------------------
                                        Robert Krebs
                                        Chief Financial Officer