Form 10QSB
period 2004-06-30
TELEPLUS ENTERPRISES INC
filed 2004-08-16
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from April 1 to June 30, 2004

               Commission file number 000-49628


                           TELEPLUS ENTERPRISES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                     98-0045023
  -------------------------------          ---------------------------------
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

As of August 16, 2004, 67,222,598 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                                TELEPLUS ENTERPRISES, INC.
                                CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 2004


ASSETS
Current assets
  Cash                                                                      $   109,814
  Accounts receivable, net of allowance of $5,000                               485,174
  Inventories                                                                   876,770
  Prepaid expenses                                                              175,370
                                                                            ------------
    Total current assets                                                      1,647,128

Property and equipment, net                                                     739,717
Goodwill                                                                        312,075
Other assets                                                                    202,783
                                                                            ------------

    Total assets                                                            $ 2,901,703
                                                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $ 2,114,635
  Accrued expenses                                                              629,625
                                                                            ------------
    Total current liabilities                                                 2,744,260
                                                                            ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000 shares authorized, 66,964,500
    shares issued and outstanding                                                66,965
  Additional paid in capital                                                  1,374,863
  Accumulated deficit                                                        (1,298,646)
  Accumulated other comprehensive income                                         14,261
                                                                            ------------
    Total Shareholders' Equity                                                 157,443
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 2,901,703
                                                                            ============


                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                              2004          2003          2004          2003
                          ------------  ------------  ------------  ------------
Revenues                  $ 2,461,805   $ 1,588,778   $ 4,844,086   $ 3,053,751

Cost of revenues            1,783,369     1,217,163     3,664,228     2,339,479
                          ------------  ------------  ------------  ------------

Gross profit                  678,436       371,615     1,179,858       714,272
                          ------------  ------------  ------------  ------------

General, administrative       939,977       590,157     1,793,344     1,284,345
                          ------------  ------------  ------------  ------------
  and selling

Loss from operations         (261,541)     (218,542)     (613,486)     (570,073)

Income tax expense                  -             -             -             -
                          ------------  ------------  ------------  ------------

Net loss                  $  (261,541)  $  (218,542)  $  (613,486)  $  (570,073)
                          ============  ============  ============  ============

Net loss per share:
    Basic and diluted     $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                          ============  ============  ============  ============

Weighted averaged shares
  outstanding:
    Basic and diluted      66,729,034    46,312,500    66,431,005    46,312,500
                          ============  ============  ============  ============

    See accompanying summary of accounting policies and notes to consolidated financial statements.


                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                              2004        2003
                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(613,486)  $(570,073)
  Adjustments to reconcile net loss to used in operating
    activities:
      Depreciation and amortization                           94,397      43,404
        Changes in assets and liabilities:
          Accounts receivable                                719,119      34,438
          Inventories                                          9,090     253,102
          Prepaid expenses                                   (79,223)     (5,154)
          Other assets                                       (70,685)     (5,634)
          Accounts payable                                  (482,163)    376,379
          Accrued expenses                                    22,850       6,193
          Income taxes                                             -      (7,170)
                                                           ----------  ----------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                      (400,101)    125,485
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                    (47,000)          -
  Capital expenditures                                       (62,123)   (191,557)
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES                        (109,123)   (191,557)
                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                         -     (12,789)
  Proceeds from issuance of common stock, net                506,700           -
                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                         506,700     (12,789)
                                                           ----------  ----------
Effect of Exchange Rate Changes on Cash                       11,534       2,724

NET INCREASE (DECREASE) IN CASH                                9,010     (76,137)
  Cash, beginning of period                                  100,804      76,137
                                                           ----------  ----------
  Cash, end of period                                      $ 109,814   $       -
                                                           ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $       -   $       -
                                                           ==========  ==========

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTE 1 - PRESENTATION

     The balance sheet of TELEPLUS ENTERPRISES, INC. ("Teleplus") as of June 30, 2004, the related consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 included in the consolidated financial statements have been prepared by Teleplus without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Teleplus' consolidated financial position and results of operations. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 to be reported in Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

     In 2004, Teleplus received a $1,000,000 commitment to purchase 1,000,000 shares of common stock of which $500,000 has been received as of June 30, 2004. As of June 30, 2004, 500,000 shares of common stock have been issued.

     In May 2004, Teleplus sold 100,000 shares in connection with a private placement memorandum for $1.00 per share. As of the date of this report no shares had been issued.

     In May 2004, Teleplus acquired Smart Cell, Ltd., a British Columbia, a Canadian corporation for $47,000 in cash and 285,000 shares of common stock and 240,000 shares of common stock to be issued on the next year.

     In May 2004, Teleplus sold 57,000 shares in connection with a private Placement memorandum for $0.10 per share.


NOTE 3 - ACQUISITION

     In May 2004, Teleplus acquired all of the outstanding stock of Smart Cell, Ltd. The acquisition adds 5 Western Canadian retail locations and gives Teleplus the ability to continue its expansion in western Canada. These factors contribute to a purchase price in excess of the fair value of Smart Cell, Ltd.'s net assets, and as a result, Teleplus has recorded goodwill in connection with this transaction.

     The total purchase price is approximately $420,000. The preliminary allocation to the assets acquired assumed based on the estimated fair values was as follows:

Inventory                     $  42,047
Furniture and fixtures           65,628
Goodwill                        312,075
                             ----------
                             $  419,750
                             ==========

     Based on a preliminary estimate, no amount has been allocated to other intangible assets and development, and $312,075 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. Any change in the fair value of the net assets of Smart Cell, Ltd. will change the amount of the purchase price allocable to goodwill.

     The results of operations of Smart Cell, Ltd. have been included in Teleplus' consolidated statements of operations since the completion of the acquisition in May 2004. Results of operations for Smart Cell, Ltd. for periods prior to the acquisition were not material to Teleplus and accordingly pro forma results of operations have not been presented.


NOTE 4 - SUBSEQUENT EVENT

     On July 12, 2004, Teleplus secured $11,000,000 in financing from Cornell Capital Partners LP. The terms of the transaction call for TelePlus to receive initial funding in the amount of $1,000,000 payable in three (3) installments:
$450,000 payable on closing, $400,000 payable upon filing of a registration statement and the balance of $150,000 payable upon the registration statement becoming effective. As part of the transaction the Company also secured $10,000,000 under a Standby Equity Agreement. Teleplus can draw the funds under the Standby Equity Agreement over a 24 month period based on Teleplus' funding requirements subject to an effective registration with the SEC. The proceeds will be used to finance existing and future acquisitions, capital expenditures, increases in inventory and for general working purposes. At July 16, 2004, Teleplus received the first installment of $450,000. Agreements pertaining to the financing arrangement will be filed as exhibits to the registration statement once filed. In connection with the Standby Equity Agreement Teleplus issued 258,098 shares of common stock as financing costs.

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

GROWTH IN CANADA:

     The Company currently operates 38 TelePlus branded stores in three Canadian provinces. The Company intends to increase to 47 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company recently completed the acquisition of two companies: SMARTCELL and CELLZ see "Recent Business Developments" section for details. The Company also operates 5 kiosks in SAM's Club selling a variety of wireless and portable communications devices.


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

RECENT BUSINESS DEVELOPMENTS

     In April 2004, the Company signed a Letter of Intent (the "LOI") to acquire all of the outstanding shares of SmartCell. The terms of the transaction call for the Company to pay a combination of cash and stock compensation to the principals of SmartCell in consideration for all of the outstanding shares of SmartCell. The Company closed this transaction on May 14, 2004.

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

     In June 2004, the Company signed a Letter of Intent (the "LOI") to acquire all of the outstanding shares of CELLZ. The terms of the transaction call for the Company to pay a combination of cash and stock compensation to the principals of CELLZ in consideration for all of the outstanding shares of CELLZ. The Company has closed this transaction on August 5, 2004.

     According to the terms of the Agreement, the Company issued 230,000 shares of common stock to the CELLZ principals at closing and, beginning 90 days from closing, will issue an additional 70,000 shares for the next four quarters (or an aggregate of 420,000 additional shares). The Company will also issue the CELLZ principals CDN $300,000 in connection with the transaction. CDN $100,000 was paid on closing with the CDN $200,000 balance payable in 10 monthly payments of CDN $20,000 starting 30 days from closing.


COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

     Sales revenues for the quarter ended June 30, 2004 increased $873,027 (or 55%) to $2,461,805 as compared to $1,588,778 for the quarter ended June 30, 2003. The increase in sales revenues was due to the increase in same store sales and the number of retail outlets versus the previous year.

     Cost of revenues for the quarter ended June 30, 2004 increased $566,206 (or 47%) to $1,783,369 as compared to $1,217,163 for the quarter ended June 30, 2003. The increase in cost of revenues was due to the proportionate increase in overall sales.

     Gross profit as a percentage of sales ("gross profit margin") increased to 28% for the quarter ended June 30, 2004 from 23% for the quarter ended June 30, 2003. The increase in gross profit margin was due to the 55% increase in sales revenues that trumped the 47% increase in cost of revenues.

     General, administrative ("G&A") expense for the quarter ended June 30, 2004 increased $349,820 (or 59%) to $939,977 as compared to $590,157 for the quarter ended June 30, 2004. The increase in G&A was due mainly to the increase in new store locations in 2004, costs incurred in acquisitions and costs incurred in obtaining new financing.


     The Company had a net loss of $261,541 for the quarter ended June 30, 2004, as compared to a net loss of $218,542 for the quarter ended June 30, 2003.

     As of June 30, 2004, the Company had an accumulated deficit of $1,298,646.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, total current assets were $1,647,128 which consisted of $109,814 of cash, $485,174 of accounts receivable, net of an allowance for doubtful accounts, $876,770 of inventories, and $175,370 of prepaid expenses.

     As of June 30, 2004, total current liabilities were $2,744,260 which consisted of $2,114,635 of accounts payable and $629,625 of accrued expenses.

     The Company had negative net working capital at June 30, 2004 of $1,097,132. The ratio of current assets to current liabilities was 60%.

     The Company had a net increase in cash of $9,010 for the six month period ended June 30, 2004 as compared to a net decrease in cash of $76,137 for the six months ended June 30, 2003. Cash flows from financing activities represented the Company's principal source of cash for the six months ended June 30, 2004. Cash flows from financing activities during the six months period ended June 30, 2004 were $506,700, all of which came from proceeds from the issuance of common stock. During the six months ended June 30, 2003, the Company made $12,789 of payments on loans payable to shareholder and did not receive any proceeds from the issuance of common stock.

     During the six month period ended June 30, 2004, the Company had $400,101 cash used in operating activities as compared to the six month period ended
June 30, 2003, where the Company had $125,485 cash provided by operating activities. The cash used in operating activities for the six month period ended June 30, 2004 was due to accounts payable that decreased by $482,163, prepaid expenses that increased by $79,223, and other assets that increased by $70,685, which were offset by accounts receivable that decreased by $719,119 inventories that decreased by $9,090, and accrued expenses that increased by $22,850 The cash used by operating activities for the six month period ended June 30, 2003 was due to prepaid expenses that increased by $5,154, other assets that increased by $5,634, accounts payable that increased by $376,379, accrued expenses that increased by $6,193 and income taxes that decreased by $7,170, which were offset by accounts receivable that decreased by $34,438, and inventories that decreased by $253,102.

     Capital expenditures were $62,123 for the six month period ended June 30, 2004 as compared to $191,557 for the six month period ended June 30, 2003.


     RISK FACTORS

     Management Recognizes That We Must Raise Additional Financing To Fund Our Ongoing Operations And Implement Our Business Plan. It is imperative that we obtain debt and/or equity financing of $4,300,000 to implement our business plan and to finance ongoing operations. We are taking steps to raise additional equity capital or to borrow additional funds. There can be no assurance that any new capital will be available or that adequate funds will be sufficient for our operations, whether from financial markets, or that other arrangements will be available when needed or on terms satisfactory to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand our business. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.

     We Are Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. 3577996 Canada Inc. is involved in legal proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed a tax assessment of approximately $354,348. The proposed tax assessment is for $199,368 for Quebec Sales Tax and $260,307 for Goods and Services Tax. 3577996 believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and we are in the process of compiling the deductions for the Minister of Revenue of Quebec. It is possible that the outcome of these proceedings could have a material adverse affect on our cash flows or our results of operations,

     Our Inability To Secure Competitive Pricing Arrangements In A Market Dominated By Larger Retailers With Higher Financial Resources Could Have A Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

     We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003 we incurred a net loss of $715,787 and our accumulated deficit was $685.160. Our net loss for the six month period ended June 30, 2004 was $613,486 and our accumulated deficit at the end of June 30, 2004 was $1,298,646. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

     We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 And For The Quarter Ended June 2004, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk. We had a working capital deficit of $788,117 for the year ended December 31, 2003 and $1,113,382 for the six months period ended June 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $788,117 and by $1,113,382 on June 30, 2004.
Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on June 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

     Our Obligations Under The Secured Convertible Debentures Are Secured By All of Our Assets. Our obligations under the secured convertible debentures, issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cease operations.

     Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     *    With  a  price  of  less  than  $5.00  per  share;
     *    That  are  not  traded  on  a  "recognized"  national  exchange;
     * Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
     * In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.
     * Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

     We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations. Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Benoit Bube, our Vice President of Sales and Marketing, Jeanne Chan, our Vice President of Procurement and Operations The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

     We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating. As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

     *    our  ability  to  retain  existing  clients  and  customers;
     *    our  ability  to  attract  new clients and customers at a steady rate;
     *    our  ability  to  maintain  client  satisfaction;
     *    the  extent  to  which  our  products  gain  market  acceptance;
     *    the  timing  and  size  of  client  and  customer  purchases;
     *    introductions  of  products  and  services  by  competitors;
     *    price  competition  in  the  markets  in  which  we  compete;
     *    our  ability  to  attract,  train,  and  retain  skilled  management,
     * the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
     * general economic conditions and economic conditions specific to the wireless and portable communication device industry.

     We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources. Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than TelePlus. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

     Our Limited Operating History In Our Industry Makes It Difficult To Forecast Our Future Results. As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

     If We Do Not Successfully Establish Strong Brand Identity In The Markets We Are Currently Serving, We May Be Unable To Achieve Widespread Acceptance Of Our Products. We believe that establishing and strengthening our products is critical to achieving widespread acceptance of our future products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

     Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources. Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

     * issue stock that would dilute our current stockholders' percentage ownership;
     *    incur  debt;
     *    assume  liabilities;
     * incur amortization expenses related to goodwill and other intangible assets; or
     *    incur  large  and  immediate  write-offs.

     The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

     Our operation of any acquired business will also involve numerous risks, including:

     * integration of the operations of the acquired business and its technologies or products;
     *    unanticipated  costs;
     *    diversion  of  management's  attention  from  our  core  business;
     * adverse effects on existing business relationships with suppliers and customers;
     * risks associated with entering markets in which we have limited prior experience; and
     * potential loss of key employees, particularly those of the purchased organizations.

     If We Are Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected. Our business is directly impacted by changes in the wireless communications industry. The wireless communication products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market for our products, accelerate the obsolescence of our inventory and necessitate changes to our product line. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers, and our ability to manage and maximize our product inventory and minimize our inventory of older and obsolete products. We also believe that our future success will depend upon how successfully our wireless carrier service providers and product vendors are able to respond to the rapidly changing technologies and products. New wireless communications technology, including personal communication services and voice communication over the internet may reduce demand for the wireless communication devices and services we currently are able to offer through our wireless carrier service providers. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

     We Rely In Large Part On Wireless Telecommunications Carriers With Whom We Have Business Arrangements. Our Success Depends On Our Ability To Meet Our Obligations To Those Carriers And The Abilities Of Our Wireless Telecommunication Carriers And Vendors. We depend on a small number of wireless telecommunications carriers and product manufacturers to provide our retail customers with wireless services and communication devices. Currently, approximately 90% of our wireless products and services accounts are dependant upon arrangements with Telus Mobility and Microcell. Such agreements may be terminated upon thirty days prior to written notice. Failure to maintain continuous relationships with these and other wireless communications carriers and product manufacturers would materially and adversely affect our business, including possibly requiring us to significantly curtail or cease our operations. Additionally, wireless telecommunications carriers may sometimes experience equipment failures and service interruptions, which could, if frequent, adversely affect customer confidence, our business operations and our reputation.

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

     Price erosion. The Company is faced with high price elasticity resulting in the erosion of its margin on certain products. Price wars oftentimes occur in the industry which have a negative impact on profit margins.

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

     On May 13, 2004, the Company issued an aggregate of 285,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On May 18, 2004 we issued 10,000 shares of our common stock to Michael Karpheden pursuant to a private placement. The Company claims an exemption From registration afforded by Section 4(2) of the Act since the foregoing Issuance did not involve a public offering, the recipient had access to Information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     On May 18, 2004 we issued 10,000 shares of our common stock to Hakan Wretsell pursuant to a private placement. The Company claims an exemption From registration afforded by Section 4(2) of the Act since the foregoing Issuance did not involve a public offering, the recipient had access to Information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     On May 18, 2004 we issued 30,000 shares of our common stock to David Spenser pursuant to a private placement. The Company claims an exemption From registration afforded by Section 4(2) of the Act since the foregoing Issuance did not involve a public offering, the recipient had access to Information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     On May 18, 2004 we issued 7,000 shares of our common stock to Shawn King pursuant to a private placement. The Company claims an exemption
From registration afforded by Section 4(2) of the Act since the foregoing Issuance did not involve a public offering, the recipient had access to Information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     In June 2004 we issued 245,193 shares of our common stock to Cornell Capital Partners LLC in connection with the financing arrangement signed Between Cornell and TelePlus dated June 25, 2004. The Company claims an exemption From registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     In June 2004 we issued 12,905 shares of our common stock to Newbridge Securities Corporation as a one-time placement agent fee in connection with the Placement Agent Agreement signed between Newbridge and TelePlus dated June 25, 2004. The Company claims an exemption From registration afforded by Section 4(2) of the Act since the foregoing Issuance did not involve a public offering, the recipient had access to Information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.



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

     31.1          Certificate of the Chief Executive
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002                *

     31.2          Certificate of the Chief Financial
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002                *

     32.1          Certificate of the Chief Executive
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002            *

     32.2          Certificate of the Chief Financial
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002            *

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K/A filed on May 14, 2004, to describe assets purchased following the SmartCell acquisition. Such report included the description of (a) the assets acquired, (b) the SmartCell business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as an exhibit the stock purchase agreement signed with the SmartCell principals.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEPLUS ENTERPRISES, INC.

DATED: August 16, 2004                   By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

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

Date:  August  16,  2004


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

Date:  August  16,  2004


                              By:  /s/  Robert  Krebs
                                   -------------------------------
                                   Robert  Krebs
                                   Chief Financial Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Marius Silvasan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  August 16, 2004

                                    By: /s/ Marius Silvasan
                                        --------------------------
                                        Marius Silvasan
                                       Chief Executive Officer

Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Krebs, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TelePlus Enterprises, Inc. on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TelePlus Enterprises, Inc.

Date:  August 16, 2004

                                    By: /s/ Robert Krebs
                                        --------------------------
                                        Robert Krebs
                                        Chief Financial Officer