Form 10QSB
period 2004-09-30
TELEPLUS ENTERPRISES INC
filed 2004-11-15
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from July 1 to Sept 30, 2004

                        Commission file number 000-49628


                           TELEPLUS ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       NEVADA                                               98-0045023
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            465 St. Jean, Suite 601, Montreal, Quebec, Canada H2Y 2R6
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 344-0778
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


                                       N/A
--------------------------------------------------------------------------------
                            (Former name and address)


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of September 30, 2004, 67,574,598 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

                                     ASSETS

Current assets
  Cash                                                                         $   313,173
  Accounts receivable, net of allowance of $5,000                                  633,920
  Inventories                                                                      838,533
  Prepaid expenses                                                                 160,692
                                                                               -----------
    Total current assets                                                         1,946,318

Property and equipment, net                                                        880,818
Goodwill                                                                         1,100,474
Deferred financing costs                                                           313,690
Other assets                                                                       242,439
                                                                               -----------
    Total assets                                                               $ 4,483,739
                                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                             $ 2,096,668
  Accrued expenses                                                                 498,924
  Accrued stock obligations                                                        443,884
                                                                               -----------
    Total current liabilities                                                    3,039,476
                                                                               ===========

Accrued stock obligations                                                          158,517
Convertible debenture, net                                                         762,500
                                                                               -----------

Total liabilities                                                              $ 3,960,493
                                                                               -----------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000 shares authorized, 67,574,598
    shares issued and outstanding                                                   67,574
  Additional paid in capital                                                     2,002,155
  Accumulated deficit                                                           (1,521,632)
  Accumulated other comprehensive income                                           (24,851)
                                                                               -----------
    Total Shareholders' Equity                                                     523,246
                                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 4,483,739
                                                                               ===========

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended                  Nine Months Ended
                                             Sept 30,                            Sept 30,
                                         2004              2003              2004              2003
                                 ------------      ------------      ------------      ------------
Revenues                         $  3,339,948      $  1,841,266      $  8,184,034      $  4,895,016

Cost of revenues                    2,346,772         1,410,731         6,011,000         3,750,210
                                 ------------      ------------      ------------      ------------

Gross profit                          993,176           430,535         2,173,034         1,144,806
                                 ------------      ------------      ------------      ------------

General, administrative
  and selling                       1,216,162           658,190         3,009,506         1,942,534
                                 ------------      ------------      ------------      ------------


Loss from operations                 (222,986)         (227,655)         (836,472)         (797,728)

Income tax expense (recover)               --           (28,693)               --           (28,693)
                                 ------------      ------------      ------------      ------------

Net loss                         $   (222,986)     $   (198,962)     $   (836,472)     $   (769,035)
                                 ============      ============      ============      ============

Net loss per share:
  Basic and diluted              $      (0.00)     $      (0.00)     $      (0.01)     $      (0.02)
                                 ============      ============      ============      ============

Weighted averaged shares
  outstanding:
    Basic and diluted              67,021,039        46,312,500        66,718,436        46,312,500
                                 ============      ============      ============      ============

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended
                                                                        Sept 30
                                                             ----------------------------
                                                                    2004             2003
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (836,472)     $  (769,035)
  Adjustments to reconcile net loss to used in operating
    activities:
      Depreciation and amortization                              151,949           86,809
        Changes in assets and liabilities:
          Accounts receivable                                    570,373         (186,827)
          Inventories                                            180,326           99,200
          Prepaid expenses                                       (64,545)         (23,202)
          Other assets                                          (110,341)              --
          Accounts payable                                      (500,130)         578,357
          Accrued expenses                                      (101,222)          33,845
          Income taxes                                                --          (21,659)
                                                             -----------      -----------

CASH FLOWS (USED IN)
  OPERATING ACTIVITIES                                          (710,062)        (202,512)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                       (125,185)              --
  Capital expenditures                                          (185,194)        (167,654)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                            (310,379)        (167,654)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                            --           (9,558)
  Proceeds from loan payable - shareholders                           --           44,352
  Advances - shareholders                                             --             (411)
  Proceeds from deposits                                              --          250,000
  Proceeds from convertible debentures, net                      642,126               --
  Proceeds from issuance of common stock, net                    618,261               --
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES                           1,260,387          284,383
                                                             -----------      -----------
Effect of Exchange Rate Changes on Cash                          (27,577)           9,996

NET INCREASE (DECREASE) IN CASH                                  212,369          (75,787)
  Cash, beginning of period                                      100,804           76,137
                                                             -----------      -----------
  Cash, end of period                                        $   313,173      $       350
                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                              $        --      $     2,458
                                                             ===========      ===========

                           TELEPLUS ENTERPRISES, INC.

      (a) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRESENTATION

The balance sheet of TELEPLUS ENTERPRISES, INC. ("Teleplus") as of September 30, 2004, the related consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 included in the consolidated financial statements have been prepared by Teleplus without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Teleplus' consolidated financial position and results of operations. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 to be reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In 2004, Teleplus received a $1,000,000 commitment to purchase 1,000,000 shares of common stock of which $500,000 has been received as of June 30, 2004. As of this date of this report 500,000 shares of common stock have been issued.

In May 2004, Teleplus sold $100,000 in connection with a private placement memorandum for $1.00 per share. At September 30, 2004 these common shares had not been issued.

In May 2004, Teleplus acquired Smart Cell, Ltd., a British Columbia,a Canadian corporation for $47,000 in cash and 285,000 shares of common stock and 240,000 shares of common stock to be issued in the next year.

In May 2004, Teleplus sold 57,000 in connection with a private placement memorandum for $0.10 per share.

In August 2004, Teleplus acquired CellZ Inc., a Ontario based Canadian corporation for $ 300,000 in cash and 230,000 shares of common stock and 420,000 shares of common stock to be issued in the next year.

In August 2004 Teleplus issued 7,500 shares for a finder's fee in connection with financing received in 2004.

In September 2004 Teleplus issued 35,000 shares for a finder's fee in connection with the acquisition of CellZ Inc.

In September 2004 Teleplus sold 20,000 shares in connection with a private placement memorandum for $ 0.10 per share.

NOTE 3 - ACQUISITIONS

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

The total purchase price is approximately $440,000. The preliminary allocation to the assets acquired assumed based on the estimated fair values was as follows:

    ----------------------------------- --------------
    Inventory                           $     42,047
    ----------------------------------- --------------
    Furniture and fixtures                    65,672
    ----------------------------------- --------------
    Goodwill                                 329,650
    ----------------------------------- --------------
                                        $    437,369
    ----------------------------------- --------------

Based on a preliminary estimate, no amount has been allocated to other intangible assets and development, and $329,650 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. Any change in the fair value of the net assets of Smart Cell, Ltd. will change the amount of the purchase price allocable to goodwill.

The results of operations of Smart Cell, Ltd. have been included in Teleplus' consolidated statements of operations since the completion of the acquisition in May 2004. Results of operations for Smart Cell, Ltd. for periods prior to the acquisition were not material to Teleplus and accordingly pro forma results of operations have not been presented.


In August 2004 Teleplus acquired all of the outstanding stock of CellZ Inc . The acquisition adds 7 Ontario Canadian retail locations and allows Teleplus to expand in Ontario in locations not presently occupied by an existing Teleplus store. These factors contribute to a purchase price in excess of the fair value of CellZ Inc's net assets, and as result, Teleplus has recorded goodwill in connection with this transaction.

The total purchase price is approximately $958,000. The preliminary allocation to the assets acquired assumed based on the estimated fair values was as follows :

Inventory     $ 132,999
Fixed Assets  $  75,284
Goodwill      $ 750,524
              ---------

              $ 958,807
              ---------

Based on preliminary estimates, no amount has been allocated to other intangible assets and development, and $750,524 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. Any change in the fair value of the net assets of CellZ Inc. will change the amount of the purchase price allocable to goodwill.

The results of operations of CellZ Inc. have been included in Teleplus' consolidated statement of operations since the completion of the acquisition in August 2004.

The following are proforma condensed income statements for the nine months ended August 31, 2004 and 2003, as though the acquisition had occurred on January 1, 2003.

                                  August 31,

                              2004             2003

Revenues               $ 9,045,000       $ 5,535,000

Net loss               $ ( 770,000)      $ ( 719,000)

Loss per share
basic and diluted      $ 0.01            $ 0.01


Other historical financial statements will be included in the company's report on Form 8-K/A when filed.


It should be noted that on both the acquisitions of Smartcell Ltd and CellZ Inc., Teleplus will issue common shares with a total value of $602,400 over the next years to the previous shareholders of these companies. The amount owing is presently being disclosed as current stock obligations and long-term stock obligations on the balance sheet as follows.

      Accrued stock obligations, current - $ 443,884

      Accrued stock obligations, long-term - $ 158,516

As this common stock is issued the liabilities of the company will decrease thereby improving both the working capital of the company and will increase the value of the shareholders' equity of the company.


NOTE 4 - COMPANY FINANCING

On July 12, 2004, Teleplus secured $11,000,000 in financing from Cornell Capital Partners LP. The terms of the transaction call for TelePlus to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $450,000 payable on closing, $400,000 payable upon filing of a registration statement and the balance of $150,000 payable upon the registration statement becoming effective. As part of the transaction the Company also secured $10,000,000 under a Standby Equity Agreement. Teleplus can draw the funds under the Standby Equity Agreement over a 24 month period based on Teleplus' funding requirements subject to an effective registration with the SEC which became effective Oct 1st 2004. The proceeds will be used to finance existing and future acquisitions, capital expenditures, increases in inventory and for general working purposes. As at October 10, 2004 Teleplus has received the initial $1,000,000 pertaining to this agreement. Teleplus has set up a convertible debenture on its balance sheet to account for this Transaction. Agreements pertaining to the financing arrangement were filed. In connection with the Standby Equity Agreement Teleplus issued 258,098 shares of common stock as financing costs.

As at November 3, 2004 Teleplus has received an additional $ 1,500,000 from Cornell Capital Partners LP. These Funds were drawn against the $ 10,000,000 Standby Equity Agreement that was secured on July 16, 2004.


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

GROWTH IN CANADA:

      The Company currently operates 39 TelePlus branded stores in three Canadian provinces. The Company intends to increase to 47 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metropolitan centers. The Company recently completed the acquisition of two companies: SMARTCELL and CELLZ see "Recent Business Developments" section for details.

GROWTH IN THE UNITED STATES:

      TelePlus intends to deploy a private label wireless program under the "TelePlus" brand name in the US. TelePlus Wireless Corp. ("TelePlus Wireless"), a wholly-owned subsidiary of TelePlus Enterprises, Inc. initiated deployment of the Company's MVNO during the month of October. Offering private label wireless services is commonly referred to as creating a Mobile Virtual Network Operator ("MVNO"). This market was developed first in Europe, where more than 20 MVNO's can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe. TelePlus intends to make its phone available at superstores and vending machines throughout the US.

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

      According to the terms of the Agreement, the Company issued 230,000 shares of common stock to the CELLZ principals at closing and, beginning 90 days from closing, will issue an additional 70,000 shares for the next four quarters (or an aggregate of 420,000 additional shares). The Company will also issue to the CELLZ principals CDN $300,000 in connection with the transaction. CDN $100,000 was paid on closing with the CDN $200,000 balance payable in 10 monthly payments of CDN $20,000 starting 30 days from closing.

      In October 2004, the Company signed a Letter of Intent (LOI) to acquire all of the assets, except the phone card business assets, of US based Mr. Prepaid. The terms of the transaction call for TelePlus to pay a combination of cash and stock compensation valued at up to approximately USD$3 million to the principals of Mr. Prepaid. TelePlus expects to close the transaction within 45 days.

      The purchase price will include $1,000,000 worth of the Company's common stock and a cash compensation of USD$500,000. In addition, the transaction will also require TelePlus to reserve for issuance 3,000,000 shares of common stock with a current market value of approximately USD$1.5 million to be available for issuance to the Mr. Prepaid principals based on achieving certain performance goals over a five-year period.

      Mr. Prepaid currently supplies a variety of wireless phones, related accessories and wireless and long distance vouchers to over 700 retail points of distribution located on the East Coast of the US. Mr. Prepaid recently launched its own Mobile Virtual Network program ("MVNO") under the UR MOBILE brand name. Mr. Prepaid's revenue run rate is currently in excess of USD$11.0 million per annum. The transaction also calls for Mr. Prepaid's management to remain on board post acquisition and for Mr. Prepaid's business to be operated as a separate subsidiary.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPT 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPT 30, 2003.

      Sales revenues for the quarter ended Sept 30, 2004 increased $1,498,682 (or 81%) to $3,339,948 as compared to $1,841,266 for the quarter ended Sept 30, 2003. The increase in sales revenues was due to the increase in same store sales and the number of retail outlets versus the previous year.

      Cost of revenues for the quarter ended Sept 30, 2004 increased $936,041 (or 66%) to $2,346,772 as compared to $1,410,731 for the quarter ended Sept 30, 2003. The increase in cost of revenues was due to the proportionate increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") increased to 30% for the quarter ended Sept 30, 2004 from 23% for the quarter ended Sept 30, 2003. The increase in gross profit margin was due to the 81% increase in sales revenues that trumped the 66% increase in cost of revenues.

      General, administrative ("G&A") expense for the quarter ended Sept 30, 2004 increased $557,972 (or 85%) to $1,216,162 as compared to $658,190 for the quarter ended Sept 30, 2003. The increase in G&A was due mainly to the increase in new store locations in 2004, costs incurred in acquisitions and costs incurred in obtaining new financing.

      The Company had a net loss of $222,986 for the quarter ended Sept 30, 2004, as compared to a net loss of $198,962 for the quarter ended Sept 30, 2003.

      As of Sept 30, 2004, the Company had an accumulated deficit of $1,521,632

LIQUIDITY AND CAPITAL RESOURCES

      As of Sept 30, 2004, total current assets were $1,946,318 which consisted of $313,173 of cash, $633,920 of accounts receivable, net of an allowance for doubtful accounts, $838,553 of inventories, and $160,692 of prepaid expenses.

      As of Sept 30, 2004, total current liabilities were $3,039,476 which consisted of $2,096,668 of accounts payable, 498,924 of accrued expenses, and $443,884 of accrued stock obligations.

      The Company had negative net working capital at Sept 30, 2004 of $1,093,158. The ratio of current assets to current liabilities was 64%.

      The Company had a net increase in cash of $212,369 for the nine months period ended Sept 30, 2004 as compared to a net increase in cash of $350 for the nine months ended Sept 30, 2003. Cash flows from financing activities represented the Company's principal source of cash for the nine months ended Sept 30, 2004. Cash flows from financing activities during the nine months period ended Sept 30, 2004 were $1,260,387, which came from proceeds from the issuance of common stock and a convertible debenture. During the nine months ended Sept 30, 2003, the Company received proceeds from deposits of $250,000 and received proceeds from loans from shareholders of $34,383 and did not receive any proceeds from the issuance of common stock.

      During the nine months period ended Sept 30, 2004, the Company had $710,062 cash used in operating activities as compared to the nine months period ended Sept 30, 2003, where the Company had $202,512 cash used in operating activities. The cash used in operating activities for the nine months period ended Sept 30, 2004 was due to accounts payable that decreased by $570,373, prepaid expenses that increased by $64,545, and other assets that increased by $110,341 which were offset by accounts receivable that decreased by $570,353 inventories that decreased by $180,326, and accrued expenses that decreased by $101,222. The cash used by operating activities for the nine months period ended Sept 30, 2003 was due to accounts receivable that increased by $186,827, prepaid expenses that increased by $23,202, and income taxes payable that decreased by $21,659, which were offset by inventories that decreased by 99,200, accounts payable that increased by $578,357 and accrued expenses that increased by $33,845.

      Capital expenditures were $185,194 for the nine months period ended Sept 30, 2004 as compared to $167,654 for the nine months period ended Sept 30, 2003

RISK FACTORS

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

      We Are Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada. The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. 3577996 Canada Inc. is involved in legal proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed a tax assessment of approximately $354,348. The proposed tax assessment is for $199,368 for Quebec Sales Tax and $260,307 for Goods and Services Tax. 3577996 believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and we are in the process of compiling the deductions for the Minister of Revenue of Quebec. It is possible that the outcome of these proceedings could have a material adverse affect on our cash flows or our results of operations,

      Our Inability To Secure Competitive Pricing Arrangements In A Market Dominated By Larger Retailers With Higher Financial Resources Could Have A Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

      We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003 we incurred a net loss of $715,787 and our accumulated deficit was $685.160. Our net loss for the nine months period ended Sept 30, 2004 was $836,472 and our accumulated deficit at the end of Sept 30, 2004 was $1,521,632. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 And For The Quarter Ended Sept 2004, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk. We had a working capital deficit of $788,117 for the year ended December 31, 2003 and $1,093,158 for the nine months period ended Sept 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $788,117 and by $1,093,158 on Sept 30, 2004.
Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on Sept 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock. Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      o Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

      We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations. Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Kelly McLaren, our Chief Operating Officer, Benoit Bube, our Vice President of Sales and Marketing, Jeanne Chan, our Vice President of Procurement and Operations The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

      We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating. As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

      o     our ability to retain existing clients and customers;

      o     our ability to attract new clients and customers at a steady rate;

      o     our ability to maintain client satisfaction;

      o     the extent to which our products gain market acceptance;

      o     the timing and size of client and customer purchases;

      o     introductions of products and services by competitors;

      o     price competition in the markets in which we compete;

      o     our ability to attract, train, and retain skilled management,

      o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

      o general economic conditions and economic conditions specific to the wireless and portable communication device industry.

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

      Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources. Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

      o issue stock that would dilute our current stockholders' percentage ownership;

      o     incur debt;

      o     assume liabilities;

      o incur amortization expenses related to goodwill and other intangible assets; or

      o     incur large and immediate write-offs.

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

Our operation of any acquired business will also involve numerous risks, including:
      o integration of the operations of the acquired business and its technologies or products;

      o     unanticipated costs;

      o     diversion of management's attention from our core business;

      o adverse effects on existing business relationships with suppliers and customers;

      o risks associated with entering markets in which we have limited prior experience; and

      o potential loss of key employees, particularly those of the purchased organizations.

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

      Financing. TelePlus is currently defending an action arising out of a proposed financing transaction that was never consummated and therefore, terminated by TelePlus. That transaction contemplated that (i) the Company would be merged with a subsidiary of a non-operating, publicly owned "shell" company;
(ii) the shareholders of TelePlus would become the controlling shareholders of the shell company; and (iii) thereafter several prospective purchasers would purchase shares of stock of such shell company. The contemplated transactions were to have closed by the later of September 15, 2003 or the delivery of a notice that TelePlus declined such funding. The closing did not occur on September 15, 2003. Those prospective investors, who are the complaining parties in this lawsuit, never purchased any shares of the shell company and never formally offered to otherwise provide funds to the Company. Accordingly, on September 23, 2003, the Company notified the shell company that it was not going to proceed with the merger and notified the prospective investors that it was declining any funding from them. The complaining parties filed their action against the Company seeking a temporary restraining order and other injunctive relief. On October 2, 2003, the Court denied the motion for a temporary restraining order. A hearing on the motion for the other injunctive relief occurred on October 16, 2003 and such motion was rejected on March 3, 2004. The Company believes that this lawsuit is without any merit and intends to vigorously defend itself in this lawsuit. The Company has reached a settlement of this matter, subject to approval by the Court; dismissal anticipated before the end of November 2004.

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

ITEM 2.  CHANGES IN SECURITIES

      On August 4, 2004, the Company issued an aggregate of 230,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the Cellz principals in connection with the acquisition of Cellz. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      On August 5, 2004, the Company issued 7,500 shares to Ronald McDonald as a finder fee related to financing received from Excalibur

      On August 31, 2004, the Company issued an aggregate of 60,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      On September 20, 2004, the Company issued 35,000 shares to Roselyn & Jay Kay Inc. as a finder fee related to the acquisition of Cellz.

      On September 20, 2004 we issued 10,000 shares of our common stock to Michael Karpheden pursuant to a private placement.

      On September 20, 2004 we issued 10,000 shares of our common stock to Hakan Wretsell pursuant to a private placement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

In October 2004, the Company hired Kelly McLaren as its new COO and President.


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

b)     REPORTS ON FORM 8-K and SB-2

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

      (1) Form 8-K filed on August 5, 2004, to describe assets purchased following the Cellz acquisition. Such report included the description of (a) the assets acquired, (b) the Cellz business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as an exhibit the stock purchase agreement signed with the Cellz principals

      (2) Form 8-K filed on August 25, 2004, change of auditor from Bateman & Co., Inc., P.C. ("Bateman") who ceased as the former principal independent accountant. On that same day, the Company engaged Lopez, Blevins, Bork & Associates, LLP ("Lopez") as the Company's principal independent accountant to audit the Company's financial statements for the fiscal year ended December 31, 2004.

      (3) Form SB-2 filed on August 27, 2004 to register 17,400,955 shares of common stock of TelePlus Enterprises, Inc. ("TelePlus") to be sold to Cornell Capital Partners, L.P. ("Cornell Capital Partners") pursuant to a financing arrangement between Cornell and the Company. Such SB-2 has become effective on Oct 1st, 2004.

      (3) Form POS AM filed on September 22, 2004 to describe amendments made to form SB-2 filed August 27, 2004.

      (4) Form 8-K filed on October 1st, 2004 to advise investors that the licensing agreement between the Company's wholly owned subsidiary TelePlus Management Services, Inc. ("TelePlus Management") and Wal-Mart Canada Corp. for the management of wireless concessions within 5 SAM's Club Canada locations has come to an end.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEPLUS ENTERPRISES, INC.

DATED: November 15, 2004                    By: /s/ Marius Silvasan
                                                ------------------------
                                                    Marius Silvasan
                                                    Chief Executive Officer