Form 10KSB
period 2004-12-31
TELEPLUS ENTERPRISES INC
filed 2005-03-31
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1st, 2004 to December 31st, 2004

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

         7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
                -------------------------------------------------
                    (Address of principal executive offices)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


      The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $12,180,501.

      The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 20, 2005, was approximately $8,677,729.

      As of March 20, 2005 the issuer had 71,306,598 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           TELEPLUS ENTERPRISES, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.             Description of Business......................          3

    Item 2.             Description of Property......................         14

    Item 3.             Legal Proceedings............................         14

    Item 4.             Submission of Matters to a Vote of
                        Security Holders.............................         15


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters..........................         15

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation............................         16

    Item 7.             Financial Statements.........................         28

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure...................................         46

    Item 8A.            Controls and Procedures......................         47


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act............         47

    Item 10.            Executive Compensation.......................         50

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters .....................................         51

    Item 12.            Certain Relationships and Related
                        Transactions.................................         52

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits...............................         52

                        (b)   Reports on Form 8-K....................         52

    Item 14.            Principal Accountant Fees and Services ......         54

    Signatures ......................................................         55

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Teleplus Enterprises, Inc. ("TelePlus", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

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

      Prior to the acquisition, 3577996 had operated the TelePlus Consumer Services business since 1999. As a result of the acquisition by Retail of the TelePlus Consumer Services business from 3577996 and a change in business focus, HerbalOrganics.com, Inc. changed its name to TelePlus Enterprises, Inc. Hereinafter, a reference to the Company or TelePlus includes a reference to the TelePlus Consumer Services business and vice-versa unless otherwise provided.

      In March 2003, the Company declared a 10:1 forward stock split. In October 2003, the Company declared a 2.375:1 forward stock split. The effects of the stock splits have been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

BUSINESS OF THE ISSUER

      The Company is a vertically integrated provider of wireless and landline products and services across North America. The Company's retail division - TelePlus Retail Services, Inc. - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices. TelePlus Wireless, Corp. operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Connect, Corp. is a reseller of landline and long distance services including internet services.

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

GROWTH IN CANADA:

      The Company through its wholly owned subsidiary TelePlus Retail Services, Inc. currently operates 39 TelePlus branded stores in three Canadian provinces. The Company intends to increase to 70 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company completed in 2004 acquisition of two companies: SMARTCELL and CELLZ.

      The Company through its wholly owned subsidiary TelePlus Connect, Corp. is planning to offer landline and long distance prepaid services to selected individuals in Canada who cannot obtain basic telecom services from traditional telecom carriers. These individuals are often called the unbanked. Current estimates place the unbanked market in North America at 9.5% of total households and the market size is estimated at over $1 billion.

      To facilitate the rollout of this service the Company has negotiated and expects to soon sign definitive agreements to acquire 100% of the shares of Keda Consulting Corp. and Freedom Phones Lines. The Company also acquired Telizon on January 26th 2005.

      o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Once the acquisition of Keda is completed, it will change its name to TelePlus Connect Corp. and Keda's management will take over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.

      o Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which services over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million.

      o In January 2005, the Company entered into a definitive agreement to acquire Telizon, Inc., subject to the Company receiving financing for the deal. The terms of the acquisition call for the Company to pay $7.2 million in cash no later than 150 days from January 26, 2005. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million. Management anticipates that the deal, if successfully completed, will accelerate the Company's business plan by 18 months, resulting in a revenue run rate of $30 million and EBITDA of over $1 million, as well as synergies with other Teleplus operations

GROWTH IN THE UNITED STATES:

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

      To facilitate the development and rollout of Teleplus' MVNO service, the Company announced:

      o In November 2004, an agreement with Consumer Cellular for the use of the AT&T Wireless network, now part of Cingular network, which called for the network to be the carrier of choice to run TelePlus' mobile virtual network; and

      o In January 2005, a distribution agreement with Mr. Prepaid. The agreement covers the distribution of Teleplus Wireless services across the Mr. Prepaid Network. Mr. Prepaid, based in the United States, supplies a variety of wireless phones, related accessories and wireless and long distance vouchers to over 700 retail points of distribution located on the East Coast of the United States. Additionally, it recently launched its own Mobile Virtual Network program under the UR MOBILE brand name.

      TelePlus has shown strong revenue growth from $1.4 million in 2000 to $12.2 million as of December 31, 2004. TelePlus delivers high consumer confidence and exceptional customer service, which is evidenced by winning 4 consecutive times the Canadian "Consumer's Choice Award" for best wireless retail business - 2002, 2003, 2004 & 2005.

PRINCIPAL PRODUCTS AND SERVICES

      TelePlus is a leading provider of wireless and portable communication devices in Canada. TelePlus' products include wireless handsets and services from major Canadian carriers, international phones, satellites, home phones and other mobile electronic devices including an exclusive line of international GSM world phones. Sales of these products accounted for over 75% of the Company's total revenue for the fiscal year ended December 31, 2004.

      Over the last few years, TelePlus has successfully negotiated distribution agreements with the major Canadian wireless providers as well as with a variety of communication vendors. Today, those agreements allow TelePlus to promote the following products and services, among others:

         PRODUCT/SERVICE                   PROVIDER/VENDOR

    * Wireless Products/Services           Fido Solutions, Telus Mobility, Bell
                                           Mobility, Virgin Mobile
    * Home Phones                          V-Tech, Sanyo, Siemens, Uniden
    * Pagers and 2-way Pagers              PageNet, Unipage,
    * Satellite Dish systems               StarChoice


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

      TelePlus is the largest small store multi-brand wireless retailer in the province of Quebec. The Company had $ 12,180,501 in sales revenue for the fiscal year ended December 31, 2004. The Company's wireless partners have identified the Company as a top wireless retailer due to high sales performance and excellent customer service. The Company markets its products and services to virtually every market segment. During the fiscal year ended December 31, 2004, TelePlus embarked on an aggressive five-year expansion plan, discussed in more detail below under "Item 6. Management's Discussion and Analysis."

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

DISTRIBUTION

      TelePlus has earned a reputation for revolutionizing the wireless marketplace in Canada. To differentiate its product offering from that of its competitors, TelePlus operates 39 TelePlus branded stores under the "one-stop wireless shop" concept. The Company has warehouses in Montreal and Toronto from which it distributes its products to the retail locations. The Company uses a sophisticated point-of-sale ("POS") system to manage its inventory requirements and efficiently distribute inventory to the retail locations.

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

COMPETITIVE OVERVIEW

WIRELESS SECTOR

      The wireless industry is a vast and fast growing industry of the Telecommunications Sector. As time passes, wireless phones are becoming more and more commonplace. According to EMC, a leading researcher and publisher of intelligence about wireless markets, there are now more than 1 billion wireless phone subscribers worldwide and 50% of all calls in the world will soon be wireless. IDC estimates that total sales of worldwide mobile phones increased 20% in 2004 to 658 million units. Some key trends that investors should be aware of and are important in evaluating the industry's potential growth include the following:

      o The costs of acquiring and maintaining a wireless plan has dropped over the years as a result of pricing pressures, promotional events by carriers, and increased customer churn (customer churn is defined as the number of clients who cancel their contract with the carrier prior to the end of the term);

      o The wireless telecommunications industry is experiencing (and will continue to experience) significant technological change, which has led wireless carriers to upgrade their wireless networks capabilities and rollout new product and service offerings, such as photos, music, and wireless Internet (Wi-FI);

      o Wireless phone manufactures, such as Samsung, LG, and Pantech, are now marketing next generation phones with advanced features;

      o The image of wireless devices has changed from a luxury gadget to a business and entertainment tool. Moreover, the Yankee Group has stated that Americans are now looking at wireless service as a utility rather than a novelty;

      o     Wireless number  portability,  which recently took effect,  provides
            customers  with  more   flexibility  when  choosing  a  carrier  and
            increases the rate of new activations; and

      o According to J.D. Power, consumers are increasingly more satisfied with their wireless service, call quality, and cost.

CANADIAN WIRELESS INDUSTRY

      According to industry data, by the end of 2005, more than half of all Canadians will be mobile phone customers. Canadians currently use more than 12 million wireless phones on a daily basis. According to the Canadian Radio-television and Telecommunications Commission, the wireless industry is a key driver of the Canadian Telecommunications sector, consistently posting double digit sales gains; recently increasing 13% to over $8 billion. The Canadian Wireless Telecommunications Association estimates that in 2004 there were over 13.6 million wireless subscribers, including 10.4 million postpaid and
3.2 million prepaid.

      In Canada, consolidation amongst wireless carriers has been a trend. Recently, Rogers Wireless announced deals with AT&T Wireless and Microcell that has positioned it as the largest carrier of wireless services in Canada, with about 37% market share or 5.298 million subscribers. Other major carriers, in market share order, include Bell Mobility, a unit of BCE (NYSE: BCE), with a 33% market share and TELUS Mobility with a 26% market share.

AMERICAN WIRELESS INDUSTRY

      The vastness and fast growing nature of the American wireless industry is illustrated by the following statistics: In a January 2005 Business Week article, Gartner estimated that 2005 wireless revenues will grow 11% to $122.5 billion;

      o Euromonitor, in a July 2003 report, estimated that in 2003 the retail post-paid wireless industry totaled $3.8 billion, and is expected to reach $5.1 billion by 2007. Atlantic-ACM estimated in February 2003, that the pre-paid retail wireless industry will grow from $4.4 billion in 2003 to $9.5 billion in 2007;

      o According to J.D. Power, 59% of the U.S. households have a wireless phone connection. Industry analysts project that penetration rates will reach 60% to 70% by 2005;

      o The Yankee Group stated in an August 2004 report that 50% of 13 to 17 year olds have a wireless phone, a sizable increase from a 2003 survey in which 33% of teens were reported to have a wireless phone. Increased penetration of this segment of the population has been driven by an increase in marketing of family plans;

      o The Yankee Group also projected that by the end of 2006, there will be over 200 million wireless phone subscribers;

      o The Federal Communication Commission (FCC) stated in a September 2004 report that 97% of the total domestic population live in an area in which at least three carriers offer wireless services;

      o The FCC also found that at the end of 2003 there were 160.6 million wireless subscribers, a 13.3% increase from the end of 2002. These subscribers used their service, on average, 500 minutes per month. Minute usage increased by 17.1% over the prior year driven by an increase in text messaging and more advanced headsets that were utilized for advanced and novel leisure and entertainment purposes; and

      o According to First Global Research, the domestic wireless market is adding 4 to 5 million net new subscribers each quarter.

      The major wireless carriers in the United States in order of subscribers are Cingular (a joint venture of BellSouth Corp. and SBC Communications Inc.), Verizon Wireless (a unit of Verizon), SprintPCS, TMobile (a unit of Deutsche Telekom), and Nextel. According to Bear Stearns and Baird, these operators at last count had over 138 million subscribers and last twelve months revenues of over $80 billion. The five major carriers have over 80% market share of the total wireless market in the United States of 172 million at the end of the third quarter of 2004.

      Consolidation amongst carriers in the United States has also been an ongoing trend. In late 2004, Cingular finalized its combination with AT&T Wireless. More recently, Sprint and Nextel have stated their intention to combine. Consolidation is also apparent in the second tier as Western Wireless (NASDAQ: WWCA), a regional wireless carrier, is in the midst of being acquired by Alltel (NYSE: AT), the sixth largest wireless carrier.

      According to the AP, the FON/NXTL deal would fortify Sprint's position as the nation's third largest wireless service provider behind Cingular Wireless and Verizon Wireless and have 35 million wireless subscribers and $40 billion in annual revenue. The Alltel and Western Wireless deal would create a $10 billion Company with 9.8 million subscribers or about 6% of the wireless market in the United States.

      According to Bloomberg, industry consolidation is occurring due to a more competitive business environment. Carriers are suffering from lower average price per minute and a lower rate of new subscribers being added to the overall subscriber base.

RETAIL WIRELESS INDUSTRY OVERVIEW

      The Company's primary business is wireless retail operations in Canada. The Canadian and Worldwide retail wireless industry (post-paid and pre-paid) is a huge and fast growing industry in the Retail Technology Sector. (FYI: post-paid customers subscribe to a monthly service plan usually under a one or two year contract, while pre-paid customers typically do not sign a contractual agreement with a cellular carrier. Consumers typically buy airtime in $20 to $100 denominations at a higher per minute rate than most postpaid plans).

      The retail wireless industry is highly competitive and fragmented, with no dominant player. The Company's retail operations primarily compete with a variety of small distributors and specialized retailers, such as Cabine Telephonique and Wireless Wave, that focus on a particular segment of the market, as well as a few single large distributors/retailers in Canada that offer a broad range of products, including FutureShop, Office Depot (NYSE: ODP), and Best Buy (NYSE: BBY). Competition may also come from the Company's own suppliers/distributors/carriers who sell directly to commercial and retail customers. Additionally, a number of companies (well known and obscure) have established e-commerce operations targeted at the wireless consumer.

      Competition in the industry is based on product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate changes in technology and customer preferences.

      Publicly traded companies in the United States that have retail wireless operations include: Circuit City (NYSE: CC), BestBuy, FTS Group (OTC BB: FLIP), Office Depot (NYSE: ODP), and RadioShack (NYSE: RSH).

MVNO MARKET OVERVIEW

      Mobile Virtual Network Operators (MVNOs), which buy mobile services from established wireless operators and resell the service under their own brand names, were first developed in Europe, where there are currently over 20 MVNO's, including Virgin Mobile and Wireless Maingate. These two companies are believed to be two of the early pioneers in this space. Others companies that have or are developing MVNO offerings in North America include AT&T (NYSE: T), Boost, ESPN, Tracfone, Qwest (NYSE: Q), and Vonage.

      In a recent article in the Wall Street Journal, the author mentioned that industry watchers believe Virgin Mobile USA, an MVNO with over 2 million subscribers that resells access to the Sprint network, is set to go public in the near future. If this should occur, it would represent the only pure publicly traded MVNO Company in the United States. Already, Virgin Mobile UK, an MVNO with over 4 million subscribers in the UK that resells access to the T-Mobile network, is publicly traded in Europe.

      The primary advantage of operating as an MVNO is that such an operation requires much less capital and overhead than the operations of a traditional wireless carrier. An MVNO simply utilizes existing networks from established carriers. However, substantial amounts of monies may be needed to build brand recognition and pay for access to a carrier's network.

      A secondary advantage to retail oriented companies, such TLPE, is that an MVNO offering may provide opportunity to expand its overall margins as it picks up incremental revenues at higher margins.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

      As of December 31, 2004, amounts due from two customers amounted to 99% of total trade accounts receivable. One customer accounted for 28% of total revenues for the year ended December 31, 2004.

INTELLECTUAL PROPERTY

      TelePlus filed an application to obtain "SimplySellular" as a trademark which it was granted January 7th 2005.

NEED FOR GOVERNMENT APPROVAL

      TelePlus does not need any government approval.

EMPLOYEES

      TelePlus has a total of 175 employees, 140 of which are employed on a full-time basis.

RECENT BUSINESS DEVELOPMENTS

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

      As at December 31, 2004 Teleplus has received an additional $ 1,750,000 from Cornell Capital Partners LP. These funds were drawn against the $10,000,000 Standby Equity Agreement that was secured on July 16, 2004.


      In October 2004, the Company signed a Letter of Intent (LOI) to acquire all of the assets, except the phone card business assets, of US based Mr. Prepaid. The terms of the transaction call for TelePlus to pay a combination of cash and stock compensation valued at up to approximately USD$3 million to the principals of Mr. Prepaid. January 18, 2005 after conducting a thorough due diligence review of Mr. Prepaid, the Company and its strategic advisors have decided that the prudent decision is not to proceed with the acquisition. Rather, It was decided that a network wide distribution agreement would be more beneficial to the Company at this time, the details of which are as follows:

      o Shareholder Dilution - TelePlus and its strategic advisors determined that a network wide distribution agreement would reap substantially the same benefit to the Company without creating any dilution for shareholders

      o Focus On Core Competency - Our due diligence process indicated that an acquisition of Mr. Prepaid would require significant attention and resources towards initiatives that did not involve our core competency and would divert management from its plan to establish TelePlus as a significant participant within our industry.

      o Highest and Best Use of Company Resources - It was determined that use of TelePlus cash and human resources would generate a far greater return on investment if aimed towards developing a national distribution network, as opposed to the narrower geographical reach of Mr. Prepaid.

      o Capitalizing on Focused Opportunities - TelePlus has and will have the opportunity to take advantage of business opportunities that are focused on our core industry strengths. As such, it was determined that capitalizing on such opportunities would yield greater returns on investment and equity than any acquisition of Mr. Prepaid could.

      In November 2004, the Company hired Kelly McLaren as its new COO and President.

      In December 2004, the Company announced it had signed a definitive agreement to acquire 100% of the shares of Freedom Phones Lines. Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which serves over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million. The terms of the acquisition call for the Company to pay $0.480 million in cash upon closing and issue $0.480 million worth of shares also upon closing to the shareholders of Freedom.

      In December 2004, the Company announced it had signed a definitive agreements to acquire 100% of the shares of Keda Consulting Corp. Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Once the acquisition of Keda is completed, it will change its name to TelePlus Connect Corp. and Keda's management will take over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset. The terms of the transaction call for TelePlus to pay the shareholders of Keda on an earn-out basis up to $16 million based on the achievement by TelePlus Connect of specific EBITDA benchmarks during the next 48 months.

      In January 2005, the Company announced it entered into a definitive agreement to acquire Telizon, Inc., subject to The Company receiving financing for the deal. The terms of the acquisition call for the Company to pay $7.2 million in cash no later than 150 days from January 26, 2005. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million.

ITEM 2. DESCRIPTION OF PROPERTY

      TelePlus currently has in place 39 leases for various properties, consisting of 38 retail store leases and 1 lease for its principal office in Montreal Canada. The retail stores are located in provinces of Quebec, Ontario and British Columbia, Canada. The retail stores vary in size from 300 to 700 square feet. The Company's principal office is located in approximately 5,500 square feet of leased office. The aggregate monthly rental commitment for the retail stores is USD$105,999. The monthly rental commitment for the principal office is USD$5,834. The term of the leases vary between 2 to 5 years.

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

      Proposed Tax Assessment. Teleplus is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment of for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST") of approximately CDN$474,000 and penalties of approximately CDN$168,000. The proposed tax assessment is for CDN$322,000 for QST and CDN$320,000 for GST. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

      Wrongful Dismissal: A former employee of TelePlus retail Services, Inc., a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 against the Company for wrongful dismissal. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim. The parties are at discovery stages.

The Company has instigated the following claim against Wal-Mart Canada, corp.:

      Wal-Mart Canada, Corp. The Company's subsidiary, TelePlus Management, has instigated September 23rd, 2004 in the Ontario Superior Court of Justice a USD$2.3 million claim against Wal-Mart Canada Corp. for breach of agreement. Parties are at discovery stages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

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

                                                     Bid Prices

Quarter Ended                                   High               Low
-------------                                 --------           --------
December 31, 2004                             $   0.42           $   0.37
September 30, 2004                            $   0.47           $   0.42
June 30, 2004                                 $   0.74           $   0.65
March 31, 2004                                $   2.57           $   2.47

There were 78 holders of record of the common stock as of March 28, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

      None.

CHANGES IN SECURITIES

      In October, 2004 we issued 223,664 shares to Cornell Capital Partners ("Cornell") in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell.

      In November, 2004 we issued 839,642 shares to Cornell Capital Partners ("Cornell") in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell.

      In December, 2004, the Company issued an aggregate of 140,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the Cellz principals in connection with the acquisition of Cellz. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      In December, 2004, the Company issued an aggregate of 120,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      In December, 2004 we issued 10,000 shares of our common stock to Michael Karpheden, a director of the Company, as director's compensation pursuant to a private placement.

      In December, 2004 we issued 10,000 shares of our common stock to Hakan Wretsell, a director of the Company, as director's compensation pursuant to a private placement.

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

      The Company is a vertically integrated provider of wireless and landline products and services across North America. The Company's retail division - TelePlus Retail Services, Inc. - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices. TelePlus Wireless, Corp. operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Connect, Corp. is a reseller of landline and long distance services including internet services.

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

GROWTH IN CANADA:

      The Company through its wholly owned subsidiary TelePlus Retail Services, Inc. currently operates 39 TelePlus branded stores in three Canadian provinces. The Company intends to increase to 70 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company completed in 2004 acquisition of two companies: SMARTCELL and CELLZ.

      The Company through its wholly owned subsidiary TelePlus Connect, Corp. is planning to offer landline and long distance prepaid services to selected individuals in Canada who cannot obtain basic telecom services from traditional telecom carriers. These individuals are often called the unbanked. Current estimates place the unbanked market in North America at 9.5% of total households and the market size is estimated at over $1 billion.

      To facilitate the rollout of this service the Company has negotiated and expects to soon sign definitive agreements to acquire 100% of the shares of Keda Consulting Corp. and Freedom Phones Lines. The Company also acquired Telizon, Inc. on January 26th 2005.

      o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Once the acquisition of Keda is completed, it will change its name to TelePlus Connect Corp. and Keda's management will take over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.

      o Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which services over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million.

      o In January 2005, the Company entered into a definitive agreement to acquire Telizon, Inc., subject to the Company receiving financing for the deal. The terms of the acquisition call for the Company to pay $7.2 million in cash no later than 150 days from January 26, 2005. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million. Management anticipates that the deal, if successfully completed, will accelerate the Company's business plan by 18 months, resulting in a revenue run rate of $30 million and EBITDA of over $1 million, as well as synergies with other Teleplus operations

GROWTH IN THE UNITED STATES:

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

      To facilitate the development and rollout of Teleplus' MVNO service, the Company announced:

      o In November 2004, an agreement with Consumer Cellular for the use of the AT&T Wireless network, now part of Cingular network, which called for the network to be the carrier of choice to run TelePlus' mobile virtual network; and

      o In January 2005, a distribution agreement with Mr. Prepaid. The agreement covers the distribution of Teleplus Wireless services across the Mr. Prepaid Network. Mr. Prepaid, based in the United States, supplies a variety of wireless phones, related accessories and wireless and long distance vouchers to over 700 retail points of distribution located on the East Coast of the United States. Additionally, it recently launched its own Mobile Virtual Network program under the UR MOBILE brand name.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

      Sales revenues for the fiscal year ended December 31, 2004 increased $4,528,526(or 59%) to $12,180,501 as compared to $7,651,975 for the fiscal year ended December 31, 2003. The increase in sales revenues was primarily to acquisition of new stores and opening of new retail outlets by the Company.

      Cost of revenues for the year ended December 31, 2004 increased $3,305,435 (or 59%) to $8,882,478 as compared to $5,577,043 for the fiscal year ended December 31, 2003. The Company maintained the same cost of revenues 73% for the fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003.

      Gross profit as a percentage of sales ("gross profit margin") was unchanged at 27% for the fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003. The Company was able to increase the overall revenues of the Company and maintain the same gross profit margin as was achieved by lower sales for the fiscal year ended December 31, 2003.

      General, administrative, ("G&A") expense for the fiscal year ended December 31, 2004 increased $1,323,155 (or 50%) to $3,975,318 as compared to $2,652,163 for the fiscal year December 31, 2003. The increase in G&A was due to higher store operating costs associated with the increase in the number of stores, increase in head office costs to support the expansion of the Company through the end of 2004, and increased costs associated with acquisitions and costs incurred in obtaining additional financing.

      The Company increased its advertising expense for the fiscal year ended December 31, 2004 by $14,000 (or 52%) to $41,000 as compared to $27,000 for the fiscal year ended December 31, 2003. The increase in advertising expense was due to increased number of stores for the fiscal year ended December 31, 2004.

      Interest expense increased to $71,904 for the fiscal year ended December 31, 2004 from $3,706 for the fiscal year ended December 31, 2003 The increase was due mainly to the accrual of interest on the convertible debt and promissory note as part of the capital raised by the Company during the fiscal year ended December 31, 2004.

      The Company had a net loss of $1,073,970 for the fiscal year ended December 31, 2004, as compared to net loss of $715,787 for the fiscal year ended December 31, 2003. The increase in net loss was due mainly to an increase in the Company's depreciation and amortization expense of intangible assets, interest expenses and one time non recurring expenses. The total increase in these expenses was $363,480 reaching $536,675 during the fiscal year ended December 31, 2004 compared to $173,195 during the fiscal year ended December 31, 2003.

      As of December 31, 2004, the Company had an accumulated deficit of $1,759,130.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

Sales revenues for the quarter ended December 31, 2004 increased $3,996,467 (or 33%) as compared to $2,756,959 for the quarter ended December 31, 2003. The increase in sales is due to the increase in the number of retail outlets versus the previous year.

Cost of revenues for the quarter ended December 31, 2004 increased $2,871,478 (or 48%) as compared to $1,826,833 for the quarter ended December 31, 2003. The increase in cost of revenues is due to the increase in the number of stores and lower carrier incentives versus the previous year.

Gross profit as a percentage of sales ("gross profit margin") decreased to 28% for the quarter ended December 31, 2004 from 34% for the quarter ended December 31, 2003. The decrease is due mainly to lower carrier incentives paid to the Company as compared to the quarter ended December 31, 2003.

General, Administrative ("G&A) expense for the quarter ended December 31, 2004 increased $1,117,761 (or 39%) as compared to $796,438 for the quarter ended December 31, 2003. The increase in G&A was due mainly to the increase in new store locations in 2004, costs incurred in acquisitions and costs incurred in obtaining new financing.

The Company had a net operating profit of $7,228 for the quarter ended December 31, 2004 but had a net loss of $ 237,498 for such quarter, as compared to a net profit of $ 53,248 for the quarter ended December 31, 2003. The net loss was mainly due to an increase in the Company's depreciation and amortization of intangible assets and interest expenses. The total increase in these expenses was $197,091 for the quarter ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2004, total current assets were $3,096,674 which consisted of $383,313 of cash, $1,257,865 of accounts receivable, $1,080,024 of inventories, and $375,472 of prepaid expenses.

      As of December 31, 2004, total current liabilities were $4,792,542 which consisted of $2,254,880 of accounts payable expenses, $628,662 of accrued expenses, $359,000 of stock obligations expenses, and 1,550,000 of a promissory note.

      The Company had negative net working capital at December 31, 2003 of $(1,695,868). The ratio of current assets to current liabilities was 0.66.

      The Company had a net increase in cash of $282,509 for the fiscal year ended December 31, 2004 as compared to a net increase in cash of $24,667 for the fiscal year ended December 31, 2003. Cash flows from financing activities represented the Company's principal source of cash for the fiscal period ended December 31, 2004 and ended December 31, 2003. Cash flows from financing activities during the fiscal period ended December 31, 2004 were $2,431,019, consisting of proceeds in the amount of $160,658 from the issuance of common stock, $1,577,973 from the issuance of a promissory note, and $692,388 from the issuance of convertible debentures. During the fiscal year ended December 31, 2003, the Company made $12,789 of payments on loans payable to shareholder and received $675,838 from the issuance of common stock.

      During the fiscal period ended December 31, 2004, the Company had $1,316,192 cash used in operating activities as compared to the fiscal period ended December 31, 2003, where the Company had $136,205 cash used in operating activities. The cash used in operating activities for the fiscal year ended December 31, 2004 was due to accounts receivable that increased by $53,572, inventories that increased by $61,165, prepaid expenses that increased by $279,325, accounts payable that decreased by $341,918 which were offset by other assets that decreased by $98,786 and accrued liabilities that increased by $70,201. The cash used in operating activities for the fiscal year ended December 31, 2003 was due to accounts receivable that increased by $1,021,362, inventories that increased by $226,293, prepaid expenses that increased $67,893, other assets that increased by $74,939, and income taxes payable that decreased by $28,898 which were offset by accounts payable that increased by $1,515,116, and accrued expenses that increased by $346,411.

      Capital expenditures were $659,180 for the fiscal period ended December 31, 2004 as compared to $505,809 for the fiscal year ended December 31, 2003. The Company used $ 170,839 to acquire other companies in 2004. The expenditures represent negative cash flows from investing activities.

      The Company requires additional capital to support strategic acquisitions and its current expansion plans. The Company currently has in place a revolving credit facility with a third party. Such facility provides the Company access with up to $10M in financing based on the Company's needs and subject to certain conditions. Should the Company not be able to draw down on such credit facility as required this may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

COMMITMENTS FOR OPERATING LEASES:

      The Company has several operating leases, primarily for office space and storage under which the Company is required to pay operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2004 and 2003 was $1,018,007 and $657,132, respectively. As of December 31, 2004, the minimum lease payment under these leases during 2005 was $830,287.

RISK FACTORS

      Management Recognizes That We Must Raise Additional Financing To Fund Our Ongoing Operations And Implement Our Business Plan. The Company requires additional capital to support strategic acquisitions and its current expansion plans. The Company currently has in place a revolving credit facility with a third party. Such facility provides the Company access with up to $10M in financing based on the Company's needs and subject to certain conditions. Should the Company not be able to draw down on such credit facility as required this may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

      We Are Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. 3577996 Canada Inc. is involved in legal proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed a tax assessment of approximately $474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for Quebec Sales Tax and $320,000CDN for Goods and Services Tax. 3577996 believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and we are in the process of compiling the deductions for the Minister of Revenue of Quebec. It is possible that the outcome of these proceedings could have a material adverse affect on our cash flows or our results of operations,

      Our  Inability  To Secure  Competitive  Pricing  Arrangements  In A Market
Dominated  By Larger  Retailers  With Higher  Financial  Resources  Could Have A
Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

      We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2004 we incurred a net loss of $1,073,970 and our accumulated deficit was $1,759,130. Our net loss for the year ended December 31, 2003 was $715,787 and our accumulated deficit at the end of December 31, 2003 was $685,160. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 And 2004, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk. We had a working capital deficit of $1,695,868 for the year ended December 31, 2004 and $788,117 for the year ended December 31, 2003, which means that our current liabilities exceeded our current assets on December 31, 2004 by $1,695,868 and by $788,117 on December 31, 2003. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004, and on December 31, 2003 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, AS AMENDED. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

      We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations. Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Kelly McLaren, our Chief Operating Officer, Suzanne Pownall, our Director of Sales and Marketing, Jeanne Chan, our Vice President of Procurement and Operations The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

ITEM 7. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Shareholders
Teleplus Enterprises, Inc.



We have audited the accompanying consolidated balance sheet of Teleplus Enterprises, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus Enterprises, Inc. as of December 31, 2004, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Mintz & Partners LLP
Toronto, Canada

March 17, 2005

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Teleplus Enterprises, Inc.
Montreal, Canada

We have audited the consolidated statements of operations, shareholders' equity, comprehensive income and cash flows of Teleplus Enterprises, Inc. for the year then ended December 31, 2003. These consolidated financial statements are the responsibility of Teleplus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its consolidated operations and its cash flows of Teleplus Enterprises, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
www.lbbcpa.com

August 23, 2004

                           TELEPLUS ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                            (ALL NUMBERS ARE IN USD)

                                     ASSETS


Current assets
  Cash                                                              $   383,313
  Trade Accounts  Receivables ( note 2)                                 714,920
  Other Receivables                                                     542,945
  Inventories                                                         1,080,024
  Prepaid expenses                                                      375,472
                                                                    -----------
    Total current assets                                              3,096,674

Property and equipment, net (note 3)                                  1,239,155
Goodwill (note 4)                                                     1,116,243
Deferred financing Fees                                                 471,336
Other assets                                                             33,312
                                                                    -----------

    Total assets                                                    $ 5,956,720
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                     2,254,880

Accrued expenses                                                        628,662
 Accrued acquisition obligations                                        359,000



 Promissory Note  ( note 10)                                          1,550,000
                                                                    -----------
    Total current liabilities                                         4,792,542
                                                                    -----------

Convertible Debenture , net ( note                                      726,542
                                                                    -----------
                                                                             10)


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000 shares
     authorized, 68,917,904 shares issued and outstanding                68,917
  Additional paid in capital                                          2,127,421
  Accumulated deficit                                                (1,759,130)
  Accumulated other comprehensive income                                    428
                                                                    -----------
    Total Shareholders' Equity                                          437,636
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 5,956,720
                                                                    ===========


                 See acCompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)

                                                                           Years Ended
                                                                           December 31,
                                                                   ------------------------------
                                                                        2004              2003
                                                                   ------------      ------------
Net revenues                                                       $ 12,180,501      $  7,651,975
Cost of revenues                                                      8,882,478         5,577,043
                                                                   ------------      ------------
Gross margin                                                          3,298,023         2,074,932

General, administrative and selling                                   3,975,318         2,652,163
                                                                   ------------      ------------

Income (loss) before interest, income
taxes, depreciation and amortization                                   (677,295)         (577,231)
                                                                   ------------      ------------

Depreciation of property and equipment                                  267,300           134,440

Amortization of intangible assets                                        57,471                --

Interest expense                                                         71,904                --
                                                                   ------------      ------------

Income (loss) before income taxes                                    (1,073,970)         (711,671)

Provision for income taxes                                                   --            (4,116)
                                                                   ------------      ------------

Net  income ( loss)                                                  (1,073,970)         (715,787)
                                                                   ------------      ------------

  Net income (loss) per share                                      $      (0.02)     $      (0.01)
                                                                   ============      ============

Weighted average shares outstanding:                                 67,152,705        50,714,144
                                                                   ============      ============


                 See acCompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003
                            (ALL NUMBERS ARE IN USD)

                                                                                                  Accumulated
                                            Common Stock           Additional                        Other
                                    ---------------------------      Paid-In       Accumulated   Comprehensive
                                       Shares         Amount         Capital         Deficit         Income           Total
                                    -----------     -----------    -----------     -----------     -----------     -----------
Balance,
  December 31, 2002              46,312,500     $     46,313    $         --     $     30,627     $       (906)    $     76,034

  Comprehensive
    Loss:
      Net loss                           --               --              --         (715,787)              --         (715,787)
      Foreign currency
      translation                        --               --              --               --            3,632            3,632
                                                                                                                   ------------

  Comprehensive
    Loss                                                                                                               (712,155)
                                                                                                                   ------------

Issuance of common
  stock in connection
  with recapitalization          19,000,000           19,000          (8,373)              --               --           10,627

Issuance of common
  stock for cash, net               810,000              810         675,028               --               --          675,838
                               ------------     ------------    ------------     ------------     ------------     ------------

Balance,
  December 31, 2003              66,122,500           66,123         666,655         (685,160)           2,726           50,344

  Comprehensive loss :
      Net loss                           --               --              --       (1,073,970)              --       (1,073,970)
      Foreign currency
      translation                        --               --              --               --           (2,298)          (2,298)
                                                                                                                   ------------

  Comprehensive loss                                                                                                 (1,025,924)
                                                                                                                   ------------

Issuance of common
  stock in connection
  with acquisition
  of Smart Cell                     465,000              465         329,685               --               --          330,150

Issuance of common
  stock in connection
  with acquisition
  of Cellz                          405,000     $        405    $    437,995     $         --     $         --     $    438,400

Issuance of common stock
  in connection with
  conversion of convertible
  debentures, net                   512,181              512         102,378               --               --          102,890

Issuance of common stock
  in connection with
  conversion of
  promissory note                   551,125              551         183,899               --               --          184,450

Issuance of common
  stock in connection
  with raising of debt
  and capital                       342,098              341         193,050               --               --          193,391

Issuance of common
  stock to directors                 20,000               20              --               --               --               --

Issuance of common
  stock for cash,net                500,000              500         325,226               --               --          325,726

Cost of financing
 activities                              --               --        (111,467)              --               --         (111,467)
                               ------------     ------------    ------------     ------------     ------------     ------------

Balance,
 December 31,2004
                                 68,917,904     $     68,917    $  2,127,421)      (1,759,130)             428          437,636
                               ------------     ------------    ------------     ------------     ------------     ------------

                 See acCompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                                     Years Ended
                                                                     December 31,
                                                            ----------------------------
                                                                2004             2003
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(1,073,970)     $  (715,787)
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
      Depreciation and amortization                             267,300          134,440
      Amortization of Intangible Assets                          57,471
        Changes in assets and liabilities:
          Accounts receivable                                   (53,572)      (1,021,362)
          Inventories                                           (61,165)        (226,293)
          Prepaid expenses                                     (279,325)         (67,893)
          Other assets                                           98,786          (74,939)
          Accounts payable                                     (341,918)       1,515,116
          Accrued expenses                                       70,200          346,411
          Income taxes                                               --          (25,898)
                                                            -----------      -----------
CASH FLOWS (USED IN)
  OPERATING ACTIVITIES                                       (1,316,193)        (136,205)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                      (170,839)              --
  Capital expenditures                                         (659,180)        (505,809)
                                                            -----------      -----------



CASH FLOWS ( USED IN) INVESTING ACTIVITIES                     (830,019)        (505,809)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                           --          (12,789)
  Proceeds from issuance of common stock, net                   160,658          675,838
  Proceeds from issuance of promissory note net               1,577,973               --
  Proceeds from issuance of convertible debentures, net         692,388
                                                            -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   2,431,019          663,049
                                                            -----------      -----------

Effect of Exchange Rate Changes on Cash                          (2,298)           3,632

NET INCREASE (DECREASE) IN CASH                                 282,509           24,667
  Cash, beginning of period                                     100,804           76,137
                                                            -----------      -----------

  Cash, end of period                                       $   383,313      $   100,804
                                                            -----------      -----------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                             $        --      $     2,458
                                                            ===========      ===========
  Net assets acquired in reverse merger                     $        --      $    10,627
                                                            ===========      ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of business. The Company is a vertically integrated provider of wireless and landline products and services across North America. The Company's retail division - TelePlus Retail Services, Inc. - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices. TelePlus Wireless, Corp. operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Connect, Corp. is a reseller of landline and long distance services including internet services. Teleplus was incorporated in Nevada in January 1999.

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

For accounting purposes, this transaction was treated as an acquisition of Herbalorganics and a recapitalization of 3577996 Canada, Inc. 3577996 Canada, Inc. is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Herbalorganics were not carried over and were adjusted to $0. In connection with the reverse merger, 3577996 Canada, Inc. acquired $11,327 in cash and assumed $700 in liabilities.

As shown in the acCompanying financial statements, the Company has a working capital deficit of $1,695,868 because the promissory note of $1,550,000 and the accrued acquisition obligation of $359,000 have been classified as current liabilities. However as mentioned in Note 4 the accrued acquisition obligation will be settled by the issuance of common stock and the Company has a Standby Equity Agreement which is available to repay the promissory note and provide long term financing for the operations of the Company. (Note 10)

Principles of Consolidation

The consolidated financial statements include the accounts of Teleplus' wholly owned subsidiaries. All significant interCompany transactions and balances have been eliminated.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

Acquisitions and Business Combinations

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets in the acCompanying consolidated balance sheets.

Intangibles, Goodwill and Other Assets

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgments is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

The Company adopted SFAS No 142,"Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

The Company receives co-operative advertising revenue from the telephone suppliers based on certain requirements to spend the available co-op advertising allotment. Any amount received under their program is deducted from advertising expense.

Teleplus' suppliers generally warrant the products distributed by Teleplus and allow returns of defective products, including those that have been returned to Teleplus by its customers. Teleplus does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Advertising

Costs incurred in connection with advertising are charged to expense as incurred. Advertising expense was approximately $41,000 and $27,000 for 2004 and 2003, respectively.

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


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

Basic and Diluted Net Income (loss) per Share

Net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the potentially diluted effect of outstanding common stock options and warrants which are convertible to common shares. Diluted net loss per share has not been provided as the effect would be anti-dilutive.

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

Deferred Financing Fees

During 2004 the Company issued 258,098 shares of common stock with a value of 193,573 and paid fees in the amount of $ 416,058 in connection with the issue of a convertible debt that runs for a period of 36 months and a promissory note that runs for 6 months. The deferred financing fees will be amortized over the terms of the respective debts. The Company incurred $ 57,471 in amortization expense for the year ended December 2004 (See Note 10).

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Boards ("FASB") issues Statements No. 123 (R), Share - Based Payments which will require compensation costs related to share based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective for us in our fiscal quarter beginning January 1, 2006. We have not completed an evaluation of the impact of Adopting Statements 123 (R).

In November 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue 03 -13, "Applying the Conditions in Paragraph 42 of FASB STATEMENT NO 144, "Accounting for the impairment or Disposal of Long - Lived ASSETS," in Determining Whether to Report Discontinued Operations, which is effective for us at the beginning of fiscal 2005. The adoption of the new pronouncements will not have a material impact on our financial position or results of operations.

In November 2004, the FASB issued Statement No. 151 Inventory costs, an amendment of ARB No. 43, Chapter 4 , to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges , and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.

Statement No. 151 will be effective for our fiscal year beginning January 1,2006, and its adoption will not have a material impact on our financial position or Results of operations.

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

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Teleplus' trade accounts receivable are shown net of allowance for doubtful accounts of as at December 31, 2004 as follows:

    Accounts receivable                                          $    714,920
    Less: Allowance for doubtful accounts                                   0
                                                                 $    714,920

Teleplus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Teleplus' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment, at December 31, 2004 are as follows:

    Equipment                                                    $       3,571
    Furniture and fixtures                                             142,188
    Business software                                                  166,412
    Computer Hardware                                                  135,582
    Leasehold improvements                                           1,329,367
                                                                     1,777,120
    Less: accumulated depreciation and amortization
                                                                      (537,965)
                                                                 $   1,239,155

Depreciation and amortization expense was $267,300 and $134,440 for 2004 and 2003, respectively.

NOTE 4- ACQUISITIONS

In May 2004, TelePlus acquires all of the outstanding stock of Smart Cell, Ltd. The acquisition adds 5 Western Canadian retail locations and gives TelePlus the ability to continue its expansion in western Canada. These factors contribute to a purchase price in excess of the fair value of Smart Cell, Ltd.'s net assets, and as a result, TelePlus has recorded goodwill in connection with this transaction.

The total purchase price is approximately $447,000. The allocation to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

Inventory                                             $ 42,076
Furniture and fixtures                                  65,672
Goodwill                                               338,956
Net assets acquired at fair values                    $446,704

Total consideration:
525,000 common shares                                 $372,750
Cash                                                    73,954
                                                      $446,704

Management has determined that no amount need to be allocated to other intangible assets and development, and $338,956 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

The results of operations of Smart Cell, Ltd. have been included in Teleplus' consolidated statements of operations since the completion of the acquisition in May 2004. Results of operations for Smart Cell, Ltd. for periods prior to the acquisition were not material to Teleplus and accordingly pro forma results of operations have not been presented.

In connection with the acquisition of Smart Cell Ltd, the Company has agreed to issue additional shares up to a maximum of 450,000 common shares contingent on the achievement of gross revenues and net profits targets during a five year period following the date of acquisition.

In August 2004 Teleplus acquired all of the outstanding stock of CellZ Inc. The acquisition adds 7 Ontario Canadian retail locations and allows Teleplus to expand in Ontario in locations not presently occupied by an existing Teleplus store. These factors contribute to a purchase price in excess of the fair value of CellZ Inc's net assets, and as result, Teleplus has recorded goodwill in connection with this transaction.

The total purchase price is approximately $985,000. The allocation to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

Inventory                                  $132,999
Fixed Assets                                 75,284
Goodwill                                    777,287
                                           $985,570
Total consideration
685,000 common shares                      $754,800
Cash                                        230,770
                                           $985,570

Management has determined that no amount need be allocated to other intangible assets and development, and $777,287 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. .

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

The results of operations of CellZ Inc. have been included in Teleplus' consolidated statement of operations since the completion of the acquisition in August 2004.

The following are proforma condensed income statements for the twelve months ended December 31, 2004 and 2003, as though the acquisition had occurred on January 1, 2003.

                                      December 31,

                               2004                     2003

Revenues                  $ 13,042,000             $  8,749,000
Net loss                  $   (965,000)            $   (632,000)
Loss per share            $       0.01             $       0.01


It should be noted that on both the acquisitions of Smartcell Ltd and CellZ Inc., Teleplus will issue common shares with a total value of $645,000 after the dates of acquisition to the previous shareholders of these companies. The amount owing is presently being disclosed as current acquisition obligations.

NOTE 5 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31:

                                             2004                    2003
                                         ------------            ------------

    Current provision (benefit)          $         --            $      4,116
                                         $         --            $      4,116


Deferred income taxes consist of the following at December 31:


                                           2004                    2003
                                       ------------            ------------
    Short-term:
      Deferred tax liabilities         $         --            $         --

    Long-term:
      Deferred tax liability                     --                   4,116
      Valuation allowance                        --                      --
                                       $         --            $      4,116

Teleplus had taxable income (loss) of approximately $(900,000) and $(700,000) for 2004 and 2003, respectively. Teleplus has net operating losses carry-forwards of approximately $1,600,000 which will expire between years 2010 to 2024.

NOTE 6 - RELATED PARTY TRANSACTIONS

Teleplus paid management fees of $76,335 and $24,778 of an amount of consideration established and agreed to by both parties, to an entity owned by the majority shareholder for 2004 and 2003, respectively. As at December 31, 2004, there was an amount of 30,533 owing from that entity which was unsecured and non-interest bearing. After the year end an amount of $30,533 has been paid.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

NOTE 7 - COMMON STOCK

The following shares were issued by the Company during the year 2004:

The Company received a $1,000,000 commitment to purchase 1,000,000 shares of common Stock of which $500,000 has been received as of December 31, 2004. No further shares will be issued under this commitment.

The Company issued 465,000 shares to acquire Smart Cell Ltd, a Canadian corporation, in the province of British Columbia. The Company will issue remaining 60,000 shares to complete the purchase of this Company in 2005.

The Company issued 405,000 shares to acquire CellZ Ltd, a Canadian corporation, in the province of Ontario. The Company will issue remaining 280,000 shares to complete the purchase of this Company in 2005.

The Company issued 342,098 shares in connection with the raising of debt and Company financing.

The Company issued 512,181 shares in connection with the conversion of convertible debentures.

The Company issued 551,125 shares in connection with the conversion of promissory notes.

The Company issued 20,000 shares to directors of the Company.

STOCK OPTIONS

Pursuant to the Company's stock option plan for employees, the Company granted 7,635,000 stock options in 2004.

Options granted are being accounted for under Accounting Principles Board Opinion No 25 (APB Opinion No. 25), Accounting for stock Issued to Employees. All options have been granted at a price equal to or greater that the fair value of the Company's common stock at the date of the grant.

Had compensation cost for the employee and non - employee director stock options been determined based on the fair value at the grant date for awards in 2004, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts below.

                                                2004
As reported
Net income (loss)                         $ (1,073,970)
Pro Forma
Compensation expense                             49,000
Pro forma:
Net income (loss)                         $ (1,122,970)
Net income (loss) per share as reported   $      ( 0.02)
Pro forma compensation expense per share         ( 0.00)
Pro forma earnings (loss) per share       $      ( 0.02)


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

The fair value of each option grant is estimated on the date of grant using the black - Scholes option - pricing model. The following weighted average assumptions were used in the model:

                                              2004
Dividend yield                                 0%
EXPECTED volatility                            9%
Risk free interest rates                       3.5%
Expected lives (years)                         3


Options outstanding at December 31, 2004 are summarized as follows:

  Number           Price   Year of Issue    Vesting Period     Term
-----------------------------------------------------------------------
1,640,000           .36        2004         Immediately       3 years
  225,000           .36        2004         1 Year            3 years
2,180,000           .38        2004         1 Year            3 years
   40,000           .40        2004         1 Year            3 years
  200,000           .38        2004         2 Years           3 years
   50,000           .45        2004         2 Years           3 years
2,500,000           .40        2004         2 Years           3 years
  400,000           .40        2004         3 Years           3 years
  200,000           .45        2004         4 Years           3 years
  200,000           .50        2004         5 Years           3 years


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings would have a materially adverse impact on the Company's business or its results of operations, nevertheless such proceedings are disclosed.

Goods and Services. TelePlus is currently defending an action instigated against it by one of its suppliers. Such supplier claims that the Company defaulted on the payment of goods sold by supplier to the Company. Provide. The Company is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. The supplier has refused to take the goods back. Total liability to the Company, if it losses the claim, may reach a maximum of $20,000CDN.

Proposed Tax Assessment. Teleplus is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST"), of approximately
$474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for QST and $320,000CDN for GST. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to present to the MRQ. Teleplus also believes that export sales to the United States of America are exempt from the GST. In accordance with SFAS No. 5, "Accounting for Contingencies," Teleplus makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision for this matter has been accrued. Teleplus reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Dealing with taxing authorities is inherently unpredictable. However, Teleplus believes that it has valid defenses with respect to the proposed tax assessment pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

Wrongful Dismissal: A former employee of TelePlus retail Services, Inc., a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000CDN against the Company for wrongful dismissal. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim. The parties are at discovery stages.

Other Claims:

There is a claim from three individuals in British Columbia for an amount of about $ 147,000 and the issuance of 510,000 shares for which a letter of demand has recently been served on the Company. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim.

Teleplus intends to vigorously defend this proposed assessment and other lawsuits and claims against us. However, we cannot predict the outcome of this assessment. An adverse resolution of the assessment could have a material adverse effect on our business, financial condition and results of operations.

The Company has instigated the following claim against Wal-Mart Canada, corp.:

      Wal-Mart Canada, Corp. The Company's subsidiary, TelePlus Management, has instigated September 23rd, 2004 in the Ontario Superior Court of Justice a USD$2.3 million claim against Wal-Mart Canada Corp. for breach of agreement. Parties are at discovery stages.

Operating Leases

Teleplus has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2009. These leases require Teleplus to pay all operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2004 and 2003 was $1,018,007 and $657,132, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are:

    December 31,                                                Amount
                                                           -----------------
    2005                                                   $       830,287
    2006                                                           604,031
    2007                                                           364,075
    2008                                                           196,962
    2009                                                           123,177
                                                           $     2,118,542


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK -

As of December 31, 2004, amounts due from two customers amounted to 99% of total trade accounts receivable.

One customer accounted for 28% of total revenues for 2004 and one customer accounted for 19% of total revenues for 2003.

NOTE 10 - COMPANY FINANCING

On July 12, 2004, TelePlus secured $11,000,000 in financing from Cornell Capital Partners LP. The terms of the transaction call for TelePlus to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $ 450,000 payable on closing, $400,000 payable upon filing of a registration statement and the balance of $150,000 payable upon the registration statement becoming effective. As part of the transaction the Company also secured $10,000,000 under a Standby Equity Agreement. TelePlus can draw the funds under the Standby Equity Agreement over a 24 month period based on TelePlus' funding requirements subject to an effective registration with the SEC witch became effective Oct 1st 2004. The proceeds will be used to finance existing and future acquisitions, capital expenditures, increases in inventory and for general working purposes. Agreements pertaining to the financial arrangements were filed. In connection with the Standby Equity Agreement, TelePlus issued 258,098 shares of common stock as financing costs.

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 are secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company has the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at December 31, 2004 $ 200,000 of the convertible debentures has been converted into common shares. The promissory note of $ 1,550,000 is "unsecured", bears interest at 12% per annum and is repayable before April 7, 2005. The principal and interest can also be repaid out of the net proceeds to be received by the Company from the Standby Equity Agreement mentioned above.

NOTE 11 - CONSOLIDATED STATEMENT OF CASH FLOWS

Non cash activities during 2004 were as follows:

The Company issued 465,000 shares of its common stock as consideration for the purchase of an operating subsidiary having net assets at a fair value of $107,748

The Company issued 405,000 from its common stock as consideration for the purchase of an operating subsidiary having net assets at fair value of $208,283.

The Company issued 1,063,305 common shares upon the conversion of debentures and promissory note having face values of $ 400,000.

The Company issued 342,098 common shares for services provided, with respect to raising of debt and capital, valued at $ 193,391

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

During 2003 the Company issued 19,000,000 shares of its common stock in connection with recapitalization of 3577996 Canada Inc.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 14, 2005, the client-auditor relationship between the TelePlus Enterprises, Inc. (formerly HerbalOrganics.com, Inc.) and Lopez, Blevin, Bork & Associates, an independent chartered accountant ("Former Accountant") ceased as the former accountant was dismissed. Lopez, Blevin, Bork & Associates' report dated November 15th 2004, on the Company's consolidated balance sheet of Teleplus Enterprises, Inc. as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements, and in the subsequent interim period, there were no disagreements with Lopez, Blevin, Bork & Associates on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Lopez, Blevin, Bork & Associates would have caused Lopez, Blevin, Bork & Associates to make reference to the matter in their report. The Company has requested Lopez, Blevin, Bork & Associates to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated January 14, 2005 is filed as Exhibit 16 to this Form 8-K. Mintz & Partners LLP was engaged on January 14, 2005 as the Company's principal accountant to audit the financial statements of the Company. The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors.

During the years ended December 31, 2003 and 2002 and subsequent to September 30, 2004 through the date hereof, neither the Company nor anyone on its behalf consulted with Mintz & Partners LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Mintz & Partners LLP provided to the Company a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with the Company's former accountant.

The Company has requested Mintz & Partners LLP review the disclosure in this report on Form 8-K and provided Mintz & Partners LLP the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which Mintz & Partners LLP does not agree with the statements made by the Company in this report. Mintz & Partners LLP has advised the Company that no such letter need be issued.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND OFFICERS

      Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Pursuant to the Company's Bylaws, Robert Krebs, Michael Karpheden, Hakan Wretsell and Kelly McLaren was appointed as directors by a majority of the board of directors to fill vacancies that existed on the board of directors at the time of her appointment. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating compensation committees. The Directors and Officers of the Company are as follows:


                                                                                             Served as a
 Name                               Age          Position                                   Director Since:
 ----                               ---          --------                                   ---------------
Marius Silvasan                     31           Chief Executive Officer                     October 2003
                                                 and Director

Robert B. Krebs                     48           Chief Financial Officer                     February 2004
                                                 and Director

Kelly McLaren                       41           Chief Operating Officer                     November 2004
                                                 President & Director

Michael L. Karpheden                44           Director                                    March 2004

Hakan Wretsell                      45           Director                                    March 2004


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

Kelly McLaren, President, COO & Director, has served as the Company's President and COO since November 2004. Prior to joining TelePlus, Ms. McLaren worked 16 years for Pratt & Whitney Canada, Corp. a subsidiary of United Technologies Corporation, were she held various senior positions including Business Unit Director - Procurement and most recently Regional Sales Manager - Latin America. Ms. McLaren holds an MBA from Ecole des Hautes Etudes Commerciales (HEC) in Montreal were she focused on marketing and international studies.

Michael L. Karpheden has served as a Director of the Company since March 2004. Mr. Karpheden has served as CFO of iCurie Lab, based in the UK since September 2004. He has concurrently held this position with positions at other companies discussed below since January 2003. From January 2003 to June 2003, Mr. Karpheden was a Sales Representative for First Investors 2003. From February 2001 to January 2003, Mr. Karpheden held various positions at STRAX, Inc., a leader in the distribution of mobile phones and accessories, based in Miami, Florida, that included Chief Operating Officer and VP Finance and Operations. Mr. Karpheden is a veteran in the wireless industry having worked for Ericsson Mobile Phones for a twelve-year period from 1989 to 2001. While at Ericsson, Mr. Karpheden held, among others, the position of VP Finance & Logistics, Americas Region and President and CFO/Director of Finance for Ericsson Telecommunications in Moscow Russia. Mr. Karpheden holds a degree in Business and Management from the University of Lund in Sweden.

Hakan Wretsell has served as a Director of the Company since March 2004. Mr. Wretsell currently serves as CEO for iCurie Lab, based in the UK since September 2004. Between 2000 and 2003, Mr. Wretsell held the position of President for STRAX Inc. Mr. Wretsell has over sixteen years experience in the wireless industry. Fourteen of those years, from 1987 to 2000, he spent at Ericsson having held, among others, the position of Executive VP and GM, Americas Region and VP Sales and Marketing, Latin America Region. Mr. Wretsell holds a degree in Business and Management from the Universities of Umea, Uppsala and Lund in Sweden.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

DIRECTOR COMPENSATION

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

INVOLVEMENT IN LEGAL PROCEEDINGS

None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment Company, bank, savings and loan association, or insurance Company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors have been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of our executive officers or directors are the subject of any pending legal proceedings.

AUDIT COMMITTEE

Messrs. Karpheden and Wretsell serve on TelePlus' audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls

EMPLOYEE STOCK OPTION COMMITTEE

Mr. Silvasan and Miss. McLaren serve on TelePlus' Employee Stock Option Committee. The Employee Stock Option committee reports to the Board of Directors regarding the issuance of stock options to employees in compliance with the Company's stock option program.


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Marius Silvasan, Robert Krebs, Michael Karpheden, Hakan Wretsell and Kelly McLaren are subject to
Section 16(a) filing requirements.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics in January 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Marius Silvasan, Chief Executive Officer, 7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6, (514) 344-0778.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


                                 SUMMARY COMPENSATION TABLE

                                                 LONG-TERM COMPENSATION
                                            ----------------------------------
                       ANNUAL COMPENSATION         AWARDS       PAYOUTS
                      ----------------------    --------------   -------
                                           SECURITIES
                                            UNDERLY-
                                             OTHER     RE-       ING               ALL
                                             ANNUAL  STRICTED  OPTIONS/           OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK      SARs     LTIP    COMPEN-
     POSITION         YEAR  SALARY   BONUS   SATION  AWARD(S)  (NUMBER)  PAYOUTS  SATION
------------------    ----  -------  -----   ------  --------  --------  -------  ------
Marius Silvasan,      2004  $76,335     --      --        --  6,000,000     --       --
CEO and Director      2003  $60,000     --      --        --         --     --       --

Robert Krebs,         2004  $48,400     --      --        --    490,000     --       --
CFO and Director

Kelly McLaren,        2004  $10,137     --      --        --  1,000,000     --       --
COO, President
And Director

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 13, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


    Name and Address of                    Shares Owned            % of Class
    Beneficial Owner                      Beneficially(1)             Owned
    -------------------                   ---------------           ---------
    Marius Silvasan                           43,300,000(2)           60.7%
    7575 TransCanada, Suite 305
    St-Laurent, Quebec H4T 1V6

    Robert Krebs                                 140,000                 0%
    7575 TransCanada, Suite 305
    St-Laurent, Quebec H4T 1V6

    Kelly McLaren                                    -0-                 0%
    7575 TransCanada, Suite 305
    St-Laurent, Quebec H4T 1V6

    Michael L. Karpheden                          30,000                 0%
    8510 SW 149 Ave. # 1115
    Miami, Florida 33193

    Hakan Wretsell                                30,000                 0%
    7575 TransCanada, Suite 305
    St-Laurent, Quebec H4T 1V6

      All Officers and Directors              43,500,000              61.0%
      as a Group (4 people)

--------------

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 20, 2005, there were 71,306,598 shares of common stock outstanding.

(2)   Beneficially owned through Visioneer Holdings Group Inc.


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company paid management fees of $76,335 and $24,778 to an entity owned by the majority shareholder for 2004 and 2003, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
             31.1               Certificate of the Chief Executive
                                Officer pursuant Section 302 of the
                                Sarbanes-Oxley Act of 20002                  *

             31.2               Certificate of the Chief Financial
                                Officer pursuant Section 302 of the
                                Sarbanes-Oxley Act of 20002                  *

             32.1               Certificate of the Chief Executive
                                Officer pursuant Section 906 of the
                                Sarbanes-Oxley Act of 20002                  *

             32.2               Certificate of the Chief Financial
                                Officer pursuant Section 906 of the
                                Sarbanes-Oxley Act of 20002                  *


*     Filed herein

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

      (b)   REPORTS ON FORM 8-K

The Company filed the following four reports on Form 8-K during the last quarter of the fiscal period covered by this report:

(1) Form 8-K filed on October 1st, 2004 to advise investors that the licensing agreement between the Company's wholly owned subsidiary TelePlus Management
Services, Inc. ("TelePlus Management") and Wal-Mart Canada Corp. for the management of wireless concessions within 5 SAM's Club Canada locations has come to an end.


(2) Form 8-K filed on December 7th, 2004 to advise investors that the Company appointed American Stock Transfer & Trust Company ("AST") of NY, NY, as the Company's new transfer agent. AST replaces Transfer Online which was the Company's transfer agent up to that date and that the Company moved its corporate headquarters to 7575 Transcanadienne, Suite 305, St-Laurent, Quebec, Canada H4T 1V6 previously located at 465 St. Jean, Suite 601, Montreal, Quebec, Canada H2Y 2R6. The Company's new corporate offices are 5,000 SF (previously 3,000) and are secured through a five year lease arrangement.


(3) Form 8-K filed on December 7th, 2004 to advise investors that the Company dismissed Lopez, Blevin, Bork & Associates (the "Former Accountant") on January 14th 2005 as the Company's independent auditors and appointed Mintz & Partners, LLP on that same day as the Company's auditor.


The Company filed on November 26, 2004 an S8 for 2,000,000 covering the Company's Employee Stock Option program.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $21,375 and $18,715 respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,860 and $2,750, respectively.


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above was $ 0 and $ 0, respectively.


                       {{{Signatures on Following Page}}}


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TELEPLUS ENTERPRISES, INC.

DATED: March 31, 2005                     By: /s/ Marius Silvasan
                                                ------------------------
                                                Marius Silvasan
                                                Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       NAME                                         TITLE                                  DATE
----------------------                  -----------------------------               --------------
/s/ Marius Silvasan                     Chief Executive Officer                     March 31, 2005
----------------------                  and Director
Marius Silvasan                         (Principal Executive Officer)


/s/ Robert B. Krebs                     Chief Financial Officer                     March 31, 2005
----------------------                  and Director
Robert B. Krebs                         (Principal Financial Officer)


/s/ Kelly McLaren                       Chief Operating Officer,                    March 31, 2005
----------------------                  President and Director
Kelly McLaren


/s/ Michael L. Karpheden                Director                                    March 31, 2005
----------------------
Michael L. Karpheden


/s/ Hakan Wretsell                      Director                                    March 31, 2005
----------------------
Hakan Wretsell

                 See accompanying summary of accounting policies and notes to consolidated financial statements.