Form 10QSB
period 2005-03-31
TELEPLUS ENTERPRISES INC
filed 2005-05-13
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from Jan 1 to March 31, 2005

               Commission file number 000-49628


                           TELEPLUS ENTERPRISES, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                      98-0045023
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                          Identification No.)

         7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 344-0778
                                 --------------
                         (Registrant's telephone number)


                                       N/A
                                 --------------
                            (Former name and address)


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 12, 2005, 73,558,342 shares of Common Stock of the issuer were outstanding.

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

Current assets
  Cash                                                                $  696,116
  Trade Accounts  Receivables                                            390,765
  Other Receivables                                                       30,000
  Inventories                                                            941,037
  Prepaid expenses                                                       507,587
                                                                      ----------
    Total current assets                                               2,565,505

Property and equipment, net                                            1,188,139
Goodwill                                                               1,116,243
Deferred financing Fees                                                  390,828
Other assets                                                               2,763
                                                                      ----------

    Total assets                                                      $5,263,478
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    1,499,276
  Accrued expenses                                                      589,790
  Accrued acquisition obligations                                       359,000
  Promissory Note (note 3)                                            1,500,000
                                                                    -----------
    Total current liabilities                                         3,948,066
                                                                    -----------

Convertible Debenture , net (note 3)                                    687,775
                                                                    -----------


SHAREHOLDERS' EQUITY:

  Common stock, $.001 par value, 150,000,000 shares
    authorized, 71,306,598 shares issued and outstanding                 71,306
  Additional paid in capital                                          2,897,147
  Accumulated deficit                                                (2,330,249)
  Accumulated other comprehensive income                                (10,567)
                                                                    -----------
    Total Shareholders' Equity                                          627,637
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 5,263,478
                                                                    ===========

                 See accompanying summary of accounting policies
                  and notes to condensed financial statements.

                           TELEPLUS ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Net revenues                                       $  2,958,755    $  2,382,281
Cost of revenues                                      1,991,972       1,880,859
                                                   ------------    ------------
Gross margin                                            966,783         501,422

General, administrative and selling                   1,321,021         814,167
                                                   ------------    ------------

Income (loss) before interest, income taxes ,          (354,238)       (312,745)
   depreciation and amortization                       --------         -------

Depreciation of property and equipment                   94,443          39,200

Amortization of intangible assets                        78,855              --

Interest expense                                         43,583              --
                                                   ------------    ------------
Income (loss) before income taxes                      (571,119)       (351,945)

Provision for income taxes                                   --
                                                   ------------    ------------
Net  income ( loss)                                    (571,119)       (351,945)
                                                   ------------    ------------

Net income (loss) per share                        $     ( 0.01)    $     (0.01)
                                                   ============    ============


Weighted average shares outstanding:                 70,502,960      66,122,500
                                                   ============    ============

                 See accompanying summary of accounting policies
                  and notes to condensed financial statements.

                           TELEPLUS ENTERPRISES, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005

                                                                                                Accumulated
                                    Common Stock               Additional                          Other
                                    ------------                 Paid-In      Accumulated      Comprehensive
                              Shares            Amount           Capital          Deficit           Income             Total
                          ---------------   ---------------  ---------------  ---------------   ---------------   ---------------
Balance,
  December 31, 2004            68,917,904   $        68,917  $     2,127,421  $    (1,759,130)  $           428   $       437,636

  Comprehensive
    Loss:
      Net loss                         --                --               --         (571,119)               --          (571,119)
      Foreign currency
       translation                     --                --               --               --           (10,995)          (10,995)
                                                                                                                  ---------------
  Comprehensive
    Loss:                                                                                                                (582,114)
                                                                                                                  ---------------
Issuance of common
  stock in connection with
  conversion of
  convertible debentures,
  net                             145,433               145           23,312               --                --            23,457

Issuance of common
  Stock in connection
  With conversion of
  Promissory note, net          2,243,261             2,244          746,414               --                --           748,658
                          ---------------   ---------------  ---------------  ---------------   ---------------   ---------------
Balance,
  March 31, 2005          $    71,306,598   $        71,306  $     2,897,147  $    (2,330,249)  $       (10,567)  $       627,637

                 See accompanying summary of accounting policies
                  and notes to condensed financial statements.

                           TELEPLUS ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2005        2004
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $(571,119)  $(351,945)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
      Depreciation and amortization                         94,443      39,200
      Amortization of Intangible Assets                     78,855
        Changes in assets and liabilities:
          Accounts receivable                              837,100     990,093
          Inventories                                      138,987      76,489
          Prepaid expenses                                (132,115)    (26,220)
          Other assets                                      30,549     (32,514)
          Accounts payable                                (755,604)   (904,282)
          Accrued expenses                                 (38,872)     48,370
                                                         ---------   ---------
CASH FLOWS (USED IN)
  OPERATING ACTIVITIES                                    (317,776)   (160,449)
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (43,427)    (55,984)
                                                         ---------   ---------
CASH FLOWS ( USED IN) INVESTING ACTIVITIES                 (43,427)    (55,984)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                          252,448
  Proceeds from issuance of promissory note net            685,001          --
  Proceeds from issuance of convertible debentures, net         --
                                                         ---------   ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                685,001     252,448
                                                         ---------   ---------

Effect of Exchange Rate Changes on Cash                    (10,995)     (4,765)

NET INCREASE (DECREASE) IN CASH                            312,803      31,250
  Cash, beginning of period                                383,313     100,804
                                                         ---------   ---------
  Cash, end of period                                    $ 696,116   $ 132,054
                                                         ---------   ---------


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $      --   $      --
                                                         =========   =========
  Net assets acquired in reverse merger                  $      --   $      --
                                                         =========   =========

                 See accompanying summary of accounting policies
                  and notes to condensed financial statements.

      (a) NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As shown in the accompanying financial statements, the company has a working capital deficit of $1,382,561 because the promissory note of $1,500,000 and the accrued acquisition obligation of $359,000 have been classified as current liabilities. However the accrued acquisition obligation will be settled by the issuance of common stock and the company has a Standby Equity Agreement which is available to repay the promissory note and provide long term financing for the operations of the company.

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

The company receives co-operation advertising revenue from the telephone suppliers based on certain requirements to spend the available co-op advertising allotment. Any amount received under their program is deducted from advertising expense.

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

Basic and Diluted Net Income (loss) per Share

Net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the potentially diluted effect of outstanding common stock options and warrants which are convertible to common shares. Diluted net loss per Share has not been provided as the effect would be anti - dilutive.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses approximate their respective fair values because of the short maturity of those instruments and the variable nature of any underlying interest rates. The rates of fixed obligations approximate the rates of the variable obligations. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

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

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issue of a convertible debt that runs for a period of 36 months and a promissory note that runs for 6 months. The deferred financing fees will be amortized over the terms of the respective debts. The Company incurred $ 78,855 in amortization expense for the three months ended March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Boards ("FASB") issued Statements No. 123 (R), Share - Based Payments which will require compensation costs related to share based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective for us in our fiscal quarter beginning January 1, 2006. We have not completed an evaluation of the impact of Adopting Statements 123 (R).

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

In November 2004, the FASB issued Statement No. 151 Inventory costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. Statement No. 151 will be effective for our fiscal year beginning January 1, 2006, and its adoption will not have a material impact on our financial position or results of operations.

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

NOTE 2 - COMMON STOCK

The following shares were issued by the company during the first quarter ended March 31, 2005:

      - The Company issued 145,433 shares in connection with the conversion of convertible debentures.

      - The company issued 2,243,261 shares in connection with the conversion of promissory notes.

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

Had compensation cost for the employee and non - employee director stock options been determined based on the fair value at the grant date for awards in 2004, consistent with the provisions of SFAS No. 123, our net loss per share would have been increased to the pro forma amounts below.


                                                2005
As reported
Net income (loss)                          $ (571,119)
Pro Forma
Compensation expense                              nil
Pro forma:
Net income (loss)                          $ (571,119)

Net income (loss) per share as reported    $   ( 0.01)
Pro forma compensation expense per share       ( 0.00)
Pro forma earnings (loss) per share        $   ( 0.01)

The fair value of each option grant is estimated on the date of grant using the black - Scholes option - pricing model. The following weighted average assumptions were used in the model:


                                              2005
Dividend yield                                 0%
EXPECTED volatility                            9%
Risk free interest rates                     3.5%
Expected lives ( years)                        3


Options outstanding at March 31, 2005 are summarized as follows:

  Number     Price    Year of Issue    Vesting Period           Term
1,640,000           .36    2004         Immediately           3 years
  225,000           .36    2004             1 Year            3 years
2,180,000           .38    2004             1 Year            3 years
   40,000           .40    2004             1 Year            3 years
  200,000           .38    2004             2 Years           3 years
   50,000           .45    2004             2 Years           3 years
2,500,000           .40    2004             2 Years           3 years
  400,000           .40    2004             3 Years           3 years
  200,000           .45    2004             4 Years           3 years
  200,000           .50    2004             5 Years           3 years

NOTE 3 - COMPANY FINANCING

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

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 are secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company has the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at March 31, 2005 $ 250,000 of the convertible debentures has been converted into common shares.

The promissory note of $ 1,500,000 is "unsecured", bears interest at 12% per annum and is repayable before April 7, 2005. The principal and interest can also be repaid out of the net proceeds to be received by the Company from the Standby Equity Agreement mentioned above.

NOTE 4 - Consolidated Statement of Cash Flows

Non-cash financing and investing activities during 2005 were as follows:

The company issued 2,388,694 common shares upon the conversion of debentures and promissory note having face values of $ 850,000

NOTE 5 - Subsequent Events

In April 2005 the Company acquired all the outstanding stock of Freedom Phone Lines. The company paid $500,000 in cash and issued 964,706 shares as part of the total purchase price in connection with this acquisition.


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

      The Company through its wholly owned subsidiary TelePlus Connect, Corp. is offering landline and long distance prepaid services to selected individuals in Canada who cannot obtain basic telecom services from traditional telecom carriers. These individuals are often called the unbanked. Current estimates place the unbanked market in North America at 9.5% of total households and the market size is estimated at over $1 billion.

      To facilitate the rollout of this service the Company acquired 100% of the shares of Keda Consulting Corp. and Freedom Phones Lines April 1st, 2005. The Company also signed a definitive agreement to acquire Telizon, Inc. on January 26th 2005.

      o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Following closing of the acquisition Keda, has changed its name to TelePlus Connect Corp. and Keda's management have taken over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.
      o Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which services over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million.
      o In January 2005, the Company entered into a definitive agreement to acquire Telizon, Inc., subject to the Company receiving financing for the deal. The terms of the acquisition call for the Company to pay $7.2 million in cash no later than 150 days from January 26, 2005. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million.

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

RECENT BUSINESS DEVELOPMENTS

      In December 2004, the Company announced it had signed a definitive agreement to acquire 100% of the shares of Freedom Phones Lines. Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which serves over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million. The terms of the acquisition call for the Company to pay $0.480 million in cash upon closing and issue $0.480 million worth of shares also upon closing to the shareholders of Freedom. The Company closed the acquisition of Freedom on April 1st, 2005.

      In December 2004, the Company announced it had signed a definitive agreements to acquire 100% of the shares of Keda Consulting Corp. Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Once the acquisition of Keda is completed, it will change its name to TelePlus Connect Corp. and Keda's management will take over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset. The terms of the transaction call for TelePlus to pay the shareholders of Keda on an earn-out basis up to $16 million based on the achievement by TelePlus Connect of specific EBITDA benchmarks during the next 48 months. The Company has closed the acquisition of Keda April 1st 2005.

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

      March 28, 2005 Teleplus received $500,000 from Cornell Capital Partners LP. These funds were drawn against the $10,000,000 Standby Equity Agreement that was secured on July 16, 2004.

      In April 2005, the Company announced it entered into a definitive agreement to acquire Canada Reconnect, Inc., Canada's largest reseller of landline, long distance and Internet prepaid services. The transaction calls for TelePlus to pay a combination of cash and stock valued at $3.0M to the shareholders of Canada Reconnect in exchange for 100% of Canada Reconnect's shares. Canada Reconnect has annual revenues of $5.4 million and EBITDA of $1.0 million and services over 6,000 customers across Canada.

      In April 2005, the Company announced it entered into a definitive agreement to acquire Avenue Reconnect, Inc. The transaction calls for TelePlus to pay a combination of cash and stock valued at $655k to the shareholders of Avenue in exchange for 100% of Avenue's shares. Avenue is a reseller of landline/long distance services and also an Internet service provider. Avenue has annual revenues of $1.1 million and EBITDA of $200k and services over 2,000 customers.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

      Sales revenues for the quarter ended march 31, 2005 increased $576,474 (or 24%) to $2,958,755 as compared to $2,382,281 for the quarter ended March 31, 2004. The increase in sales revenues was primarily due to the increase the number of retail outlets versus the previous year.

      Cost of revenues for the quarter ended March 31, 2005 increased $111,113 (or 6%) to $1,991,972 as compared to $1,880,859 for the quarter ended March 31, 2004. The increase in cost of revenues was due to the proportionate increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") increased to 33% for the quarter ended March 31, 2005 from 21% for the quarter ended March 31, 2004. The increase in gross profit margin was due to the 24% increase in sales revenues that trumped the 6% increase in cost of revenues.

      General, administrative ("G&A") expense for the quarter ended March 31, 2005 increased $506,854 (or 62%) to $1,321,021 as compared to $814,167 for the quarter ended March 31, 2004. The increase in G&A was due mainly to the increase in new store locations in 2004, costs incurred in acquisitions and costs incurred in obtaining new financing.

      The Company had a net loss of $571,119 for the quarter ended March 31, 2005 but had a net operating loss of $ 354,238 for such quarter, as compared to a net loss of $ 351,945 for the quarter ended March 31, 2004 and a net operating loss of $312,745. The increase in the net loss was mainly due to an increase in the Company's depreciation and amortization of intangible assets and interest expenses. The total increase in these expenses was $177,681 for the quarter ended March 31, 2005.

      As of March 31, 2005, the Company had an accumulated deficit of $2,330,249.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2005, total current assets were $2,565,505 which consisted of $696,116 of cash, $420,765 of accounts receivable $941,037 of inventories, and $507,587 of prepaid expenses.

      As of March 31, 2005, total current liabilities were $3,948,066 which consisted of $1,499,276 of accounts payable, 589,790 of accrued expenses, $359,000 of accrued stock obligations and 1,500,000 of a promissory note. Under the company's present financing arrangement the promissory note can be repaid out of net proceeds to be received by the company from its Standby Equity Agreement.

      The Company had negative net working capital at March 31, 2005 of $1,382,561. The ratio of current assets to current liabilities was 65%.

The Company had a net increase in cash of $312,803 for the three months period ended March 31, 2005 as compared to a net increase in cash of $31,250 for the three months ended March 31, 2004. Cash flows from financing activities represented the Company's principal source of cash for the three months ended March 31, 2005. Cash flows from financing activities during the three months period ended March 31, 2005 were $685,001, which came from proceeds from the issuance of a promissory note. During the three months ended March 31, 2004, the Company received proceeds from the issuance of common stock in the amount of $ 252,448.

      During the three months period ended March, 2005, the Company had $317,776 cash used in operating activities as compared to the three months period ended March 31, 2004, where the Company had $160,449 cash used in operating activities. The cash used in operating activities for the three months period ended March 31, 2005 was due to accounts payable that decreased by $755,604, prepaid expenses that increased by $132,115, and accrued expenses that decreased by $38,872 which were offset by accounts receivable that decreased by $837,100 inventories that decreased by $138,987, and other assets that decreased by $30,549. The cash used by operating activities for the three months period ended March 31, 2004 was due to accounts payable that decreased by $904,282, prepaid expenses that increased by $26,220, and other assets that increased by $ 32,514 offset by accounts receivables that decreased by $990,093, inventories that decreased by $76,489 and accrued expenses that increased by $48,370.

      Capital expenditures were $43,427 for the three months ended March 31, 2005 as compared to $55,984 for the three months period ended March 31, 2004.

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

We Are Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. 3577996 Canada Inc., a company that Teleplus retail acquired certain assets and assumed certain liabilities from, is involved in legal proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed a tax assessment of approximately $474,000CDN and penalties of approximately $168,000 CDN. The proposed tax assessment is for $322,000CDN for Quebec Sales Tax and $320,000CDN for Goods and Services Tax. 3577996 believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and we are in the process of compiling the deductions for the Minister of Revenue of Quebec. It is possible that the outcome of these proceedings could have a material adverse affect on our cash flows or our results of operations,

      Our Inability To Secure Competitive Pricing Arrangements In A Market Dominated By Larger Retailers With Higher Financial Resources Could Have A Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

      We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and overall basis. For the quarter ended March 31, 2005 we incurred a net loss of $571,119 and our accumulated deficit was 2,330,249 as compared to a net loss of $351,945 for the quarter ended March 31, 2004 and our accumulated deficit was $1,037,105.

      Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 And March 31, 2005, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations could be at Risk. We had a working capital deficit of $1,382,561 for the quarter ended March 31, 2005 which means that our current liabilities exceeded our current assets on March 31, 2005 by $1,382,561 on March 31, 2005.

      Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2005, and on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations. Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Kelly McLaren, our Chief Operating Officer, Jeanne Chan, our Vice President of Procurement and Operations. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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


ITEM 2.  CHANGES IN SECURITIES

      During the first quarter, 2005 we issued 2,388,694 shares to Cornell Capital Partners ("Cornell") in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell.

      After March 31st, 2005, the Company issued an aggregate of 964,706 shares of its common stock, $.001 par value per share which were not registered under the Act to the Freedom principal in connection with the acquisition of Freedom. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Kelly McLaren, President and COO of the Company was appointed to the Company's board of directors as of March 24, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

         Exhibit No.              Description

            31.1                  Certificate of the Chief Executive
                                  Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002                *

            31.2                  Certificate of the Chief Financial
                                  Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002                *

            31.3 Certificate of the President and COO Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002                *

            32.1                  Certificate of the Chief Executive
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002            *

            32.2                  Certificate of the Chief Financial
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002            *

            32.3 Certificate of the President and COO Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002            *

* Filed Herein.

b) REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

      (1) Form 8-K filed on January 21, 2005 to advise investors that the Company dismissed Lopez, Blevin, Bork & Associates (the "Former Accountant") on January 14th 2005 as the Company's independent auditors and appointed Mintz & Partners, LLP on that same day as the Company's auditor.

      (2) Form 8-K filed on May 4, 2005, to describe acquisition of Freedom Phone Lines ("Freedom") and Keda Consulting, Inc. ("Keda"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as an exhibit the stock purchase agreement signed with the Freedom & Keda principals

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELEPLUS ENTERPRISES, INC.

DATED: May 13, 2005                       By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

DATED: May 13, 2005                       By: /s/ Robert Krebs
                                             ------------------------
                                             Robert Krebs
                                             Chief Financial Officer

DATED: May 13, 2005                       By: /s/ Kelly McLaren
                                             ------------------------
                                             Kelly McLaren
                                             President & COO