Form 10QSB
period 2005-06-30
TELEPLUS ENTERPRISES INC
filed 2005-08-15
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT

             For the transition period from April 1 to June 30, 2005

                        Commission file number 000-49628


                           TELEPLUS ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


                NEVADA                                  98-0045023
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

         7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
                    (Address of principal executive offices)

                                 (514) 344-0778
                         -------------------------------
                         (Registrant's telephone number)


                                       N/A
                            (Former name and address)
                         -------------------------------


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of August 9th, 2005, 84,290,820 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                            (ALL NUMBERS ARE IN USD)
                                     ASSETS

Current assets
Cash                                                                                $   403,188
Trade Accounts  Receivables                                                             545,739
Other Receivables
                                                                                        136,283
Inventories                                                                             721,956
Prepaid expenses                                                                        475,345
                                                                                 --------------
Total current assets                                                                  2,282,511

Property and equipment, net                                                           1,174,911
Goodwill
Deferred financing Fees                                                               4,095,712
Other assets
                                                                                         96,058
                                                                                          2,763
                                                                                 --------------
Total assets                                                                        $ 7,651,955
                                                                                 --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                      2,263,256
Accrued expenses                                                                        890,184
Accrued acquisition obligations  (note 3)                                               667,403
 Promissory Note                 (note 7)                                               900,000
Note Payable Acquisition         (note 4)                                               318,400
Other Payables                   (note 5)                                               134,430
                                                                                 --------------
Total current liabilities                                                             5,173,673
                                                                                 --------------


Convertible Debenture , net      (note 7)                                              235,413
                                                                                 --------------
Accrued acquisition obligations  (note 3)                                             1,376,897
                                                                                 --------------
SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 150,000,000 shares authorized, 79,168,033
  shares issued and outstanding                                                          79,168
Additional paid in capital                                                            3,918,257
Accumulated deficit                                                                  (3,084,980)
Accumulated other comprehensive income                                                  (46,473)
                                                                                 --------------
Total Shareholders' Equity                                                              865,972
                                                                                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    7,651,955
                                                                                 ==============

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)

                                                                  Three Months Ended                       Six Months Ended
                                                                     June 30,                                    June 30,
                                                                2005               2004                 2005               2004
                                                             ----------          ----------          ----------          ----------
Net revenues                                               $  3,460,044        $  2,461,805           6,418,799           4,844,086

Cost of revenues                                              2,453,194           1,783,369           4,445,166           3,664,228
                                                             ----------          ----------          ----------          ----------
Gross Margin                                                  1,006,850             678,436           1,973,633           1,179,858
                                                             ----------          ----------          ----------          ----------
General, administrative & selling                             1,560,061             884,780           2,881,082           1,698,947
                                                             ----------          ----------          ----------          ----------
Income (loss) before interest,

Income taxes, depreciation and
amortization                                                   (553,211)           (206,344)           (907,449)           (519,089)
                                                             ----------          ----------          ----------          ----------

Depreciation of property and
Equipment                                                        95,486              55,197             189,929              94,397

Amortization of deferred financing                               59,576                --               138,431                --

Interest expense                                                 46,458                --                90,041                --
                                                             ----------          ----------          ----------          ----------
Income (loss) before income taxes                              (754,731)           (261,541)         (1,325,850)           (613,486)

Provision for income taxes                                         --                  --                  --                  --
                                                             ----------          ----------          ----------          ----------
Net income  (loss)                                             (754,731)           (261,541)         (1,325,850)           (613,486)

Net income (loss) per share                                       (0.01)              (0.00)              (0.02)              (0.01)

Weighted average share
Outstanding                                                  72,744,169          66,729,034          72,459,817          66,431,005

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                            TELEPLUS ENTERPRISES, INC
               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                     EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                              (ALL NUMBERS IN USD)

                        Common stock                                             Accumulated
                        ----------                 Additional   Accumulated         Other
                        Shares        Amount       Paid-in      Deficit         Comprehensive
                                                   Capital                          Income              Total

Balance December 31,
2004                    68,917,904    68,917       2,127,421   (1,759,130)             428              437,636

Comprehensive Loss:
Net loss                                                       (1,325,850)                           (1,325,850)

Foreign currency
transaction                                                                        (46,901)              46,901)
                                                                                                      ----------
Comprehensive
Loss:                                                                                                (1,372,751)
                                                                                                      ----------
Issuance of
common stock in
connection with
conversion of
convertible
debentures, net          3,183,175     3,183         259,705                                            262,888

Issuance of
common stock in
connection with
conversion of
promissory note,
net                      5,481,415     5,482       1,234,458                                          1,239,940

Issuance of
common stock to
directors                   50,000        50          15,450                                             15,500

Issuance of
common stock to
settle a lawsuit            50,000        50          10,950                                             11,000

Issuance of
common stock in
connection with
acquisition of
freedom phone
lines                      964,706       965         327,035                                            328,000

Issuance of
common stock in
connection with
raising of debt
and capital, net           520,833       521          84,270                                             84,791

Cost of financing
activities                                          (141,032)                                          (141,032)
                        ----------    ------       ---------   ----------          -------            --------
Balance June 30,2005    79,168,033    79,168       3,918,257   (3,084,980)         (46,473)             865,972

                 See accompanying summary of accounting policies
             And note to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                              Six Months Ended
                                                                   June 30
                                                              2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES                    $(1,325,850)   $  (613,486)
Net income (loss)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization                               189,929         94,397
Amortization of intangible assets                           138,431

Change in assets and liabilities:
Account receivable                                          636,356        719,119
Inventories                                                 358,068          9,090
Prepaid expenses                                            (82,847)       (79,223)
Other assets                                                 30,549        (70,685)
Account payable                                            (232,510)      (482,163)
Accrued expenses                                            113,368         22,850
Note Payable Acquisition                                    318,400           --
Other Payables                                              134,430           --
CASH FLOW PROVIDED BY (USED IN)                         -----------    -----------
OPERATING ACTIVITIES                                    $   278,324    $  (400,101)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business                                    (888,104)       (47,000)
Capital Expenditure                                         (85,677)       (62,213)

CASH FLOW (USED IN) INVESTING ACTIVITIES                   (973,781)      (109,123)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                    --          506,700
Proceeds from issuance of promissory note net               570,992           --
CASH FLOW PROVIDED BY (USED IN)                         -----------    -----------
Proceeds from issuance of convertible debentures, net
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                                  570,992        506,700
Effect of exchange rate changes on cash                     (46,901)        11,534

NET INCREASE (DECREASE) IN CASH                            (171,366)         9,010
Cash acquired from acquisitions                             191,241
Cash, beginning of period                                   383,313        100,804
Cash, end of period                                         403,188        109,814
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                           $      --             --
Net assets acquired in reverse merger                   $      --             --

                           TELEPLUS ENTERPRISES, INC.

(a) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As shown in the accompanying financial statements, the company has a working capital deficit of $2,891,162 because the promissory note of $900,000 and accrued acquisition obligations of $667,403 have been classified as current liabilities. However $ 359,000 of the accrued acquisition obligation will be settled by the issuance of common stock and the company has a Standby Equity Agreement which is available to repay the promissory note and provide long term financing for the operations of the company.

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

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issue of a convertible debt that runs for a period of 36 months and a promissory note that runs for 6 months. The deferred financing fees will be amortized over the terms of the respective debts. The Company incurred $ 138,431 in amortization expense for the six months ended June 30 2005.

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

In November 2004 , the FASB issued Statement No. 151 Inventory costs, an amendment of ARB No. 43, Chapter 4 , to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges , and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. Statement No. 151 will be effective for our fiscal year beginning January 1, 2006, and its adoption will not have a material impact on our financial position or Results of operations.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154") which supersedes APB Opinion No. 20, "Accounting Changes" and SFAS No 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial Statements or the change in accounting estimate .SFAS No. 154 is effective for accounting changes and Corrections of errors made in fiscal years beginning after December 15, 2005. The company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

NOTE 2 - ACQUISTIONS

In April 2005 Teleplus purchased 100% of the issued and outstanding shares of Freedom Phone Lines Ltd, an Ontario based company.

The total purchase price is $ 870,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was as follows:

Cash                                    $ 182,000
Accounts Receivables                    $  72,000
Fixed Assets (net)                      $  22,000
Goodwill                                $ 854,000
Accounts payable                        $(144,000)
Deferred Revenue                        $ (45,000)
Accrued Liabilities                     $ (71,000)
                                        ---------
Net assets acquired at fair value       $ 870,000

Total Consideration:
964,706 Common shares                   $ 328,000
Cash                                    $ 542,000
                                        ---------
                                        $ 870,000

Management has determined that no amount need to be allocated to other intangible assets and $854,000 has been allocated to Goodwill. It represents the excess of the purchase price over the fair value of the net tangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

The results of operations of Freedom Phone Lines Inc have been included in Teleplus' consolidated statements of operations since the completion of the acquisition in April 2005. Results for the periods prior to the acquisitions were not material to Teleplus and accordingly pro forma results of operations have not been presented.

In June 2005 Teleplus purchased 100% of the issued and outstanding shares of Avenue Reconnect Inc., an Ontario based company.

The total purchase price is $ 592,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was as follows:

Cash                                    $   8,000
Accounts Receivable                     $  31,000
Other Assets                            $  16,000
Fixed Assets (net)                      $  19,000
Goodwill                                $ 567,000
Accounts Payable                        $ (49,000)
                                        ---------

Net assets acquired at fair value       $ 592,000

Total Consideration:

Cash (of which $ 253,000 is payable     $ 592,000
  after July 2005)

Management has determined that no amount need to be allocated to other intangible assets and $567,000 has been allocated to Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

The results of operations of Avenue Reconnect Inc have been included in Teleplus' consolidated statements of operations since the completion of the acquisition in June 2005. Results of Avenue Reconnect Inc for periods prior to the acquisition were not material to Teleplus and accordingly pro forma results of operations have not been presented.

An additional amount of $1,542,022 has been allocated to goodwill based on the selling shareholders earning a minimum of $1,542,022 based on the achievements of Freedom Phone Lines and Avenue Reconnect reaching specific EBITDA over the next 48 months.

NOTE 3 - ACCRUED ACQUISITON OBLIGATIONS

Included in the accrued acquisition obligations is an amount of $1,542,022 payable on an earn-out basis based on the achievement of specific benchmarks by Freedom Phone Lines Inc. and Avenue Reconnect Inc. A current portion of $308,404 has been recorded for the year ended December 31, 2005.

NOTE 4 - NOTE PAYABLE ACQUISITION

A promissory note was issued in the amount of $ 318,000 to Teleplus Connect repayable with interest at 2% above the Canadian prime rate. This promissory note was issued in connection with the acquisition pf Avenue Reconnect Inc. and is secured against all present and acquired property.

NOTE 5 - RELATED PARTY

A loan payable to an entity owned by the majority shareholder in the amount of $ 134,430 is outstanding as at June 30, 2005. The loan is unsecured and non - interest bearing. The loan was repaid in full in the month of July 2005.

NOTE 6 - COMMON STOCK

The following shares were issued by the company during the first six months ended June 30, 2005:

The Company issued 3,183,175 shares in connection with the conversion of convertible debt.

The company issued 5,481,415 shares in connection with the conversion of promissory notes.

The company issued 50,000 shares to directors of the company.

The company issued 964,706 in connection with the acquisition of Freedom Phone Lines.

The company issued 50,000 shares in connection with the settlement of a lawsuit.

The company issued 520,833 in connection with the raising of debt and company financing.

STOCK OPTIONS

Pursuant to the company's stock option plan for employees, the Company granted 7,635,000 stock options in 2004 and 3,917,500 stock options in 2005.

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

                                                        2005
                                                        ----
As reported
Net income (loss)                                 $  (1,325,850)

Pro Forma
Compensation expense                                     61,000
                                                  -------------

Pro forma:
Net income (loss)                                 $  (1,386,850)
                                                  -------------

Net income (loss) per share as reported           $       (0.02)
Pro forma compensation expense per share                  (0.00)
                                                  -------------
Pro forma earnings (loss) per share               $       (0.02)

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option - pricing model. The following weighted average assumptions were used in the model:

                                2005
                                ----
Dividend yield                    0%
EXPECTED volatility               9%
Risk free interest rates        3.5%
Expected lives (years)            3

Options outstanding at June 30, 2005 are summarized as follows:

Number          Price     Year of Issued    Vesting Period       Term
------          -----     --------------    --------------       ----
1,640,000        .36          2004           Immediately        3 years
225,000          .36          2004           1 Year             3 years
2,180,000        .38          2004           Immediately        3 years
40,000           .40          2004           1 Year             3 years
200,000          .38          2004           2 Years            3 years
50,000           .45          2004           2 Years            3 years
2,500,000        .40          2004           2 Years            3 years
400,000          .40          2004           3 Years            3 years
200,000          .45          2004           4 Years            3 years
200,000          .50          2004           5 Years            3 years
932,500          .21          2005           Current year       3 years
100,000          .21          2005           Current year       3 years
1,015,000        .22          2005           Current year       3 years
75,000           .22          2005           1 year             3 years
1,270,000        .23          2005           1 year             3 years
25,000           .24          2005           1 year             3 years
100,000          .22          2005           2 years            3 years
100,000          .23          2005           2 years            3 years
100,000          .23          2005           3 years            3 years
100,000          .24          2005           4 years            3 years
100,000          .25          2005           5 years            3 years

NOTE 7 - COMPANY FINANCING

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

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 are secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company has the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at June 30, 2005 $ 750,000 of the convertible debentures has been converted into common shares.

The promissory note of $ 900,000 is "unsecured", bears interest at 12% per annum and is repayable before July 7, 2005. The principal and interest can also be repaid out of the net proceeds to be received by the Company from the Standby Equity Agreement mentioned above.

NOTE 8 - CONSOLIDATED STATEMENT OF CASH FLOWS

Non cash financing and investing activities during 2005 were as follows:

The company issued 8,664,590 common shares upon the conversion of debentures and promissory note having face values of $ 1,950,000

The company issued 50,000 shares to directors having a face value of $15,500.

The company issued 964,706 shares in connection with the acquisition of Freedom Phone Lines having a face value of $328,000.

The company issued 50,000 shares in connection with the settlement of a lawsuit having a face value $11,000.

The company issued 520,833 shares in connection with the raising of debt and company financing having a face value of $ 84,791.

NOTE 9 - SUBSEQUENT EVENTS

In July 2005 the Company acquired all the outstanding stock of Telizon Inc. The company paid $3,382,000 in cash as part of the total purchase price in connection with the acquisition.

In July 2005 the company secured $35,000,000 in financing by entering into a new Standby Equity Distribution Agreement with Cornell Capital Partners LP.

In July 2005 the company obtained $5,625,000 funding from Cornell Capital Partners LP. An eighteen month promissory note was issued by Cornell Capital Partners LP to Teleplus to secure these funds.

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

MARKETING STRATEGY

      Currently there is a good fit between the Company's resources and the opportunities and threats posed by its external environment. The Company has a diversified product mix that is complemented with unique accessory offerings. The Company has prominently displayed, attractive, strategically located retail outlets, experienced employees and management and strong supplier relations. The Company believes that growth will come in three folds.

GROWTH IN CANADA:

      The Company through its wholly owned subsidiary TelePlus Retail Services, Inc. currently operates 30 TelePlus branded stores in three Canadian provinces. The Company intends to increase to 70 the number of TelePlus branded stores by 2007. These stores are expected to be located in major metro centers. The Company completed in 2004 acquisition of two companies: SMARTCELL and CELLZ.

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

      To facilitate the rollout of this service the Company acquired 100% of the shares of (a) Keda Consulting Corp. and Freedom Phones Lines April 1st, (b) Avenue Reconnect, Inc June 1st and (c) Telizon Inc. in July 2005

o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Following closing of the acquisition Keda, has changed its name to TelePlus Connect Corp. and Keda's management have taken over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.

o Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which services over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million.

o Avenue Reconnect, Inc., headquartered in Windsor, Canada, is a reseller of landline, long distance and internet prepaid services to over 2,000 residential users primarily in Ontario, area and generates yearly revenues of $1.1 million and EBITDA of $0.200 million.

o Telizon Inc, headquartered in Ontario, Canada, is a reseller of landline and long distance services as well as internet service provider. Telizon currently services over 18,000 commercial and residential lines in the Ontario area. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million.

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

To facilitate the development and rollout of Teleplus' MVNO service, the Company announced:

      o In November 2004, an agreement with Consumer Cellular for the use of the AT&T Wireless network, now part of Cingular network, which called for the network to be the carrier of choice to run TelePlus' mobile virtual network; and

      o In May 2005, an agreement with E-Mobile group of Companies, LLC ("E-Mobile") from Dallas Texas and Skynet PCS ("Skynet"), from Milwaukee, Wisconsin. According to the agreements TelePlus Wireless has agreed to sell to E-Mobile and Skynet its wireless handsets equipped with the TelePlus Billing Control System. TelePlus' Billing Control System allows the monitoring in real time basis of wireless minutes used on handsets equipped with the said software.

RECENT BUSINESS DEVELOPMENTS

      In December 2004, the Company announced it had signed a definitive agreement to acquire 100% of the shares of Freedom Phones Lines. Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which serves over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million. The terms of the acquisition call for the Company to pay $0.480 million in cash upon closing and issue $0.328 million worth of shares also upon closing to the shareholders of Freedom. The Company closed the acquisition of Freedom on April 1st, 2005.

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

      In January 2005, the Company announced it entered into a definitive agreement to acquire Telizon, Inc., subject to The Company receiving financing for the deal. The transaction calls for TelePlus to pay a total consideration of $8.6M to the shareholders of Telizon in exchange of 100% of the Telizon shares. $3.3M is to be paid on closing, $1.93M 12 months after closing and $1.45M 24 months after closing, the remaining balance of $1.93M is being paid in 24 monthly payments of $80.6k per month. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million. The Company obtained the required financing to close the transaction on July 15th 2005. Once the financing was obtained the Company closed the acquisition of Telizon.

      March 28, 2005 Teleplus received $500,000 from Cornell Capital Partners LP. These funds were drawn against the $10,000,000 Standby Equity Agreement that was secured on July 16, 2004.

      In April 2005, the Company announced it entered into a definitive agreement to acquire Avenue Reconnect, Inc. The transaction calls for TelePlus to pay a combination of cash and stock valued at $565k to the shareholders of Avenue in exchange for 100% of Avenue's shares. Avenue is a reseller of landline/long distance services and also an Internet service provider. Avenue has annual revenues of $1.1 million and EBITDA of $200k and services over 2,000 customers. The Company closed the acquisition of Avenue on June 1st, 2005.

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

      On July 15, 2005, TelePlus entered into an Equity Distribution Agreement with Cornell Capital Partners, dated as of July 15, 2005. Pursuant to the Equity Distribution Agreement, TelePlus may, at its discretion, periodically sell to Cornell Capital Partners shares of TelePlus' common stock for a total purchase price of up to $35 million. For each share of common stock purchased under the Equity Distribution Agreement, Cornell Capital Partners will pay TelePlus 98% of the lowest volume weighted average price of TelePlus' Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which TelePlus' common stock is traded for the five days immediately following the notice date. The price paid by Cornell Capital Partners for TelePlus' stock shall be determined as of the date of each individual request for an advance under the Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Equity Distribution Agreement. The amount of each cash advance is limited to $2,000,000 per five consecutive trading days after the advance notice is provided to Cornell Capital Partners, with no cash advance occurring within seven trading days of a prior advance.

      Upon the execution of the Equity Distribution Agreement, Cornell Capital Partners received as a one-time commitment fee 2,500,000 shares of TelePlus' common stock and two warrants to purchase 20,000,000 shares of TelePlus' common stock. Each warrant entitles the holder thereof to purchase 10,000,000 shares of TelePlus' common stock. The first warrant for 10,000,000 shares of TelePlus' common stock has an exercise price equal to $0.38 or as adjusted under the terms of the warrant. The second warrant for 10,000,000 shares of TelePlus' common stock has an exercise price equal to $0.25 or as adjusted under the terms of the warrant. The warrants expire three years from July 15, 2005.

      In relation with the Equity Distribution Agreement, we have also entered into a Placement Agent Agreement, dated as of July 15, 2005, with Newbridge Securities Corporation. Upon execution of the Placement Agent Agreement, Newbridge Securities Corporation received, as a one-time placement agent fee, 27,027 shares of TelePlus' common stock in an amount equal to $10,000 divided by the volume weighted average price of TelePlus' shares, as quoted on Bloomberg, LP, as of July 15, 2005.

      On July 15, 2004, we also entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures to Cornell Capital Partners in the original principal amount of $5,625,000. The debentures have an 18-month term and accrue annual interest of 10%. The $5,625,000 under the debentures was disbursed to TelePlus within five days of the execution of the Securities Purchase Agreement. The debentures may be redeemed by TelePlus at any time, in whole or in part. If on the date of redemption, the closing price of TelePlus' common stock is greater than the conversion price in effect, TelePlus shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are also convertible at the holder's option at a conversion price equal to $0.285, which may be adjusted pursuant to the terms of the Secured Convertible Debentures. The debentures are secured by substantially all the assets of TelePlus.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

      Sales revenues for the quarter ended June 30, 2005 reached $3,460,044 as compared to $2,461,805 for the quarter ended June 30, 2004. This represents a 40% increase over the previous year. The increase in sales revenues was due mainly to same store sales, a higher number of retail outlets versus the previous year and sales from company acquisitions completed during the quarter.

      Cost of revenues for the quarter ended June 30, 2005 increased to $2,453,194 as compared to $1,783,369 for the quarter ended June 30, 2004. This represents a 38% increase over the previous year. The increase in cost of revenues was due to the proportionate increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") for the quarter ended June 30, 2005 was 29% as compared to 27% for the quarter ended June 30, 2004. The increase in gross profit margin is mainly due to increased gross margin from the company acquisitions completed during the quarter. Included in the gross profit for the quarter ended 2005 was a one time non recurring inventory write-down taken on slow moving and obsolete products and store consolidation in the amount of $105,000. This will enable the company to report more accurately on the gross margin for the following next two quarters.

      General, administrative ("G&A") expense for the quarter ended June 30, 2005 increased to $1,560,061 as compared to $884,780 for the quarter ended June 30, 2004. The increase in G&A was due mainly to the increase in the number of stores in 2005, increased costs associated with obtaining new financing, company acquisitions, and the consolidation in the retail division. Included in the G&A is $245,171 of one time non recurring expenses associated with the company obtaining financing, recently completed acquisitions and penalties on leases for stores recently closed as part of the retail division consolidation.

      The Company had a net loss of $754,731 for the quarter ended June 30, 2005, as compared to a net loss of $261,541 for the quarter ended June 30, 2004. The increase in net loss is due mainly to the non recurring costs associated with the inventory write-down, the additional financing and acquisition costs, the costs associated with the consolidation of the retail division, and the increase in the Company's depreciation and amortization expense of intangible assets. The total increase in these expenses was $496,494 reaching $551,691 for the quarter ended June 30, 2005 as compared to $55,197 for the quarter ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

      Sales revenues for the six months ended June 30, 2005 reached $6,418,799 as compared to $4,844,086 for the six months ended June 30, 2004. This represents a 32% increase over the previous year. The increase in sales revenues was due mainly to same store sales, a higher number of retail outlets versus the previous year and sales from company acquisitions completed during the quarter.

      Cost of revenues for the six months ended June 30, 2005 reached $4,445,166 as compared to $3,664,228 for the six months ended June 30, 2004. This represents a 21% increase over the previous year. The increase in cost of revenues was due to the increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") for the six months ended June 30, 2005 was 30% as compared to 24% for the six months ended June 30, 2004. The increase in gross profit margin is mainly due to increased gross margin from the company acquisitions completed during the quarter. Included in the gross profit for the quarter ended 2005 was a one time non recurring inventory write-down taken on slow moving and obsolete products and store consolidation in the amount of $105,000. This will enable the company to report more accurately on the gross margin for the following next two quarters.

      General, administrative ("G&A") expense for the six months ended June 30, 2005 reached $2,881,082 as compared to $1,698,947 for the six months ended June 30, 2004. The increase in G&A was due mainly to the increase in the number of stores in 2005, increased costs associated with obtaining new financing, company acquisitions, and the consolidation in the retail division. Included in the G&A is $245,171 of one time non recurring expenses associated with the company obtaining financing, recently completed acquisitions and penalties on leases for stores recently closed as part of the retail division consolidation.

      The Company had a net loss of $1,325,850 for the six months ended June 30, 2005, as compared to a net loss of $613,486 for the six months ended June 30, 2004. The increase in net loss is due mainly to the non recurring costs associated with the inventory write-down, the additional financing and acquisition costs, the costs associated with the consolidation of the retail division, and the increase in the Company's depreciation and amortization expense of intangible assets. The total increase in these expenses was $674,175 reaching $768,572 for the six months ended June 30, 2005 as compared to $94,397 for the six months ended June 30, 2004.

      As of June 30, 2005, the Company had an accumulated deficit of $3,084,980.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

      As of June 30, 2005, total current assets were $2,282,511 which consisted of $403,188 of cash, $682,022 of accounts receivable, net of an allowance for doubtful accounts, $721,956 of inventories, and $475,345 of prepaid expenses.

      As of June 30, 2005, total current liabilities were $5,173,673 which consisted of $2,263,256 of accounts payable, $890,184 of accrued expenses and $667,403 of accrued acquisition obligations,$900,000 of a promissory note, $318,400 of a note Payable on Acquisitions and $134,430 of other payables.

      The Company had negative net working capital at June 30, 2005 of $2,891,162. The ratio of current assets to current liabilities was 44%.

      The Company had a net increase in cash of $19,875 for the six months period ended June 30, 2005 as compared to a net increase in cash of $9,010 for the six months ended June 30, 2004. The net cash increase consisted of a net increase in cash of $191,241 from acquisitions offset by a net decrease of $171,366 from the company's business activities. Cash flows from financing activities and operations represented the Company's principal source of cash for the six months ended June 30, 2005. Cash flows from financing activities during the six months period ended June 30, 2005 were $570,992, which came from proceeds from the issuance of common stock and a convertible debenture. During the six months ended June 30, 2004, the Company received proceeds from the issuance of common stock in the amount of $506,700.

      During the six months period ended June 30, 2005, the Company had $278,324 cash provided from operating activities as compared to the six months period ended June 30, 2004, where the Company had $400,101 cash used in operating activities. The cash provided from operating activities for the six months period ended June 30, 2005 was due to accounts receivables that decreased by $636,356, inventories that decreased by $358,068, other assets that decreased by $30,549, accrued expenses that increased by $113,368, notes payable on acquisitions that increased by $318,400, and other payables that increased by $134,430, which were offset by prepaid expenses that increased by $82,847 and accounts payable that decreased by $232,510. The cash used by operating activities for the six months period ended June 30, 2004 was due to accounts receivable that decreased by $719,119, inventories that decreased by $9,090 and accrued expenses that increased by $22,850, which were offset by prepaid expenses that increased by $79,223, other assets that increased by 70,865 and accounts payable that decreased by $482,163.

      Capital expenditures were $85,677 for the six months period ended June 30, 2005 as compared to $62,213 for the six months period ended June 30, 2004.

RISK FACTORS

      Management Recognizes That We Must Raise Additional Financing To Fund Our Ongoing Operations And Implement Our Business Plan. The Company requires additional capital to support strategic acquisitions and its current expansion plans. The Company currently has in place a revolving credit facility with a third party. Such facility provides the Company access with up to $35M in financing based on the Company's needs and subject to certain conditions. Should the Company not be able to draw down on such credit facility as required this may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

      We Are Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. 3577996 Canada Inc. a company that TelePlus retail Services, Inc. acquired certain assets and assumed certain liabilities from is involved in legal proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed a tax assessment of approximately $474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for Quebec Sales Tax and $320,000CDN for Goods and Services Tax. 3577996 believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and we are in the process of compiling the deductions for the Minister of Revenue of Quebec. It is possible that the outcome of these proceedings could have a material adverse affect on our cash flows or our results of operations,

      Our Inability To Secure Competitive Pricing Arrangements In A Market Dominated By Larger Retailers With Higher Financial Resources Could Have A Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

      We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and overall basis. For the quarter ended June 30, 2005 we incurred a net loss of $754,731 and our accumulated deficit was $3,084,980 as compared to a net loss of $261,541 for the quarter ended June 30, 2004 and our accumulated deficit was $1,298,646.

      Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2005 And June 30, 2005, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations could be at Risk. We had a working capital deficit of $2,891,162 at June 30, 2005 which means that our current liabilities exceeded our current assets on June 30, 2005 by $2,891,162.

      Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005, and on March 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

Intangibles, Goodwill and Other Assets

      The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the company's overall business, and significant negative inventory trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our business model. Significant judgments is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term, and discount rate as well as the underlying forecasts of expected future revenue and expenses. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

      The Company adopted SFAS No 142 "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite - lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's Goodwill or indefinite - lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over the useful lives.

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

      Goods and Services. TelePlus is currently defending an action instigated against it by one of its suppliers. Such supplier claims that the Company defaulted on the payment of goods sold by supplier to the Company. The Company claims that it failed to pay the goods sold by supplier because such goods were purchased contingent on supplier making available to the Company wireless network access which supplier failed to provide. The Company is unable to sell these goods at retail and has attempted, without success, to return the goods to the supplier. The supplier has refused to take the goods back. Total liability to the Company, if it loses the claim, may reach a maximum of $20,000.

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

      Wrongful Dismissal: A former employee of TelePlus retail Services, Inc., a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 against the Company for wrongful dismissal. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim. The parties are at discovery stages

      Finder Fee: This action was brought by Howard Salamon d/b/a "Salamon Brothers", seeking the sum of $200,000 as a finder's fee for introducing TelePlus Enterprises, Inc. (TelePlus) to a source of capital. Salamon claims 10% of the total amount of financing received from Cornell Capital Partners, LP. TelePlus has answered the Complaint and alleged several affirmative defenses including the illegality of the alleged "finder's fee agreement" on the grounds that Salamon is not a registered broker/dealer with either the NASD or SEC and under well settled law cannot therefore enforce the finder's fee agreement. Cornell has moved to intervene in the action and opposes Salamon's claim asserting tortuous interference with a contract as well as seeking a declaratory judgment. Salamon has made a motion for an attachment of Cornell's funds which has been opposed by both Cornell and TelePlus and is on for a hearing before Judge Walls in Newark Federal District Court on August 9, 2005. At such hearing Salamon's motion for an attachment of Cornell's funds was denied by the court in full by Judge Walls.

The Company has instigated the following claim against Wal-Mart Canada, corp.:

      Wal-Mart Canada, Corp. The Company's subsidiary, TelePlus Management, has instigated September 23rd, 2004 in the Ontario Superior Court of Justice a USD$2.3 million claim against Wal-Mart Canada Corp. for breach of agreement. Parties are at discovery stages.

ITEM 2. CHANGES IN SECURITIES

      During the second quarter, 2005 we issued 6,275,896 shares to Cornell Capital Partners ("Cornell") in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell.

      On March 31st, 2005, the Company issued an aggregate of 964,706 shares of its common stock, $.001 par value per share which were not registered under the Act to the Freedom principal in connection with the acquisition of Freedom. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      April 5th, 2005, the Company issued 50,000 shares to its directors as payment of director fees.

      May 12th, 2005, the Company issued 50,000 shares to Bondy & Schloss LLP as part of a settlement reached by Company with IVAN BERKOWITZ, MICHAEL ROSENBAUM and BG HOLDINGS, LLC in relation to a failed financing transaction.

      May 30th, 2005, the Company issued 187,500 shares to a third party for payment of services rendered.

      June 10th 2005, the Company issued 333,333 shares to a third party for Payment of services rendered.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

         Exhibit No.                  Description
         -----------                  -----------
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

b) MATERIAL REPORTS FILED

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

      (1) Form 8-K filed on May 4, 2005, to describe acquisition of Freedom Phone Lines ("Freedom") and Keda Consulting, Inc. ("Keda"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as an exhibit the stock purchase agreement signed with the Freedom & Keda principals

      (2) Form 8-K filed on June 29, 2005, to describe the acquisition of Avenue Reconnect, Inc. ("Avenue"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Avenue principals.

      (3) Form 8-K filed on July 19, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP ("Cornell"). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

      (4) Form 8-K filed on July 20, 2005, to describe the acquisition of Telizon, Inc. ("Telizon"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Telizon principals. Also included to this 8k was the issuance of 2,000,000 preferred shares to a company controlled by our CEO, the creation of a Phantom Stock Program and issuance of certain options to our executives.

The Company filed the following report on Schedule 14C during the quarter for which this report is filed:

      (5) Schedule 14C filed on June 3, 2005, to increase our authorized to 600,000,000 common shares. Preliminary 14C was filed on June 3, 2005 with the definitive version filed June 15, 2005. The 14C filed did not require a vote from our shareholders as we received consent to proceed with the 14C from our majority shareholder.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELEPLUS ENTERPRISES, INC.

DATED: August 15, 2005                       By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

DATED: August 15, 2005                       By: /s/ Robert Krebs
                                             ------------------------
                                             Robert Krebs
                                             Chief Financial Officer

DATED: August 15, 2005                       By: /s/ Kelly McLaren
                                             ------------------------
                                             Kelly McLaren
                                             President & COO