Form 10KSB/A
period 2004-12-31
TELEPLUS ENTERPRISES INC
filed 2005-09-26
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE: THIS AMENDMENT NO. 1 ON FORM 10-KSB/A TO THE ANNUAL REPORT ON FORM 10-KSB OF TELEPLUS ENTERPRISES, INC. FOR THE YEAR 2004 ENDED DECEMBER 31, 2004 WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2005 IS BEING FILED TO AMEND CERTAIN DISCLOSURES OF PART II IN ITEM 5 CHANGES IN SECURITIES AND ITEM 7 FINANCIAL STATEMENT IN CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, NOTE #7 COMMON STOCK, NOTE #10 COMPANY FINANCING AND NOTE #11 CONSOLIDATED STATEMENT OF CASH FLOWS, WHICH SHOULD NOW READ AS CONTAINED HEREIN.


                           TELEPLUS ENTERPRISES, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.       Description of Business......................            3

    Item 2.       Description of Property......................           12

    Item 3.       Legal Proceedings............................           12

    Item 4.       Submission of Matters to a Vote of
                  Security Holders.............................           13


                                     Part II

    Item 5.       Market for Common Equity and Related
                  Stockholder Matters..........................           13

    Item 6.       Management's Discussion and Analysis or
                  Plan of Operation............................           14

    Item 7.       Financial Statements.........................           26

    Item 8.       Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure...................................           44

    Item 8A.      Controls and Procedures......................           45


                                    Part III

    Item 9.       Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act............           45

    Item 10.      Executive Compensation.......................           48

    Item 11.      Security Ownership of Certain Beneficial
                  Owners and Management and Related
                  Stockholder Matters..........................           49

    Item 12.      Certain Relationships and Related
                  Transactions.................................           50

    Item 13.      Exhibits and Reports on Form 8-K
                  (a)   Exhibits...............................           50

                  (b)   Reports on Form 8-K....................           50

    Item 14.      Principal Accountant Fees and Services.......           51

    Signatures.................................................           52

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

                                            Bid Prices

Quarter Ended                      High                    Low
-------------                      -----                  -----
December 31, 2004                  $0.42                  $0.37
September 30, 2004                 $0.47                  $0.42
June 30, 2004                      $0.74                  $0.65
March 31, 2004                     $2.57                  $2.47

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

RECENT SALES OF UNREGISTERED SECURITIES

      None.

CHANGES IN SECURITIES

      During the fourth quarter we issued 512,181 common shares to Cornell Capital Partners ("Cornell") in connection with the the conversion of convertible debentures.

      During the fourth quarter we issued 551,125 common shares to Cornell Capital Partners ("Cornell").

      In December, 2004, the Company issued an aggregate of 140,000 common shares of its common stock, $.001 par value per share which were not registered under the Act to the Cellz principals in connection with the acquisition of Cellz. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      In December, 2004, the Company issued an aggregate of 120,000 common shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

      In December, 2004 we issued 10,000 common shares of our common stock to Michael Karpheden, a director of the Company, as director's compensation pursuant to a private placement.

      In December, 2004 we issued 10,000 common shares of our common stock to Hakan Wretsell, a director of the Company, as director's compensation pursuant to a private placement.

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

                           TELEPLUS ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                            (ALL NUMBERS ARE IN USD)

                                     ASSETS

Current assets
  Cash                                                                       $   383,313
  Trade Accounts  Receivables ( note 2)                                          714,920
  Other Receivables                                                              542,945
  Inventories                                                                  1,080,024
  Prepaid expenses                                                               375,472
                                                                             -----------
    Total current assets                                                       3,096,674

Property and equipment, net (note 3)                                           1,239,155
Goodwill (note 4)                                                              1,116,243
Deferred financing Fees                                                          471,336
Other assets                                                                      33,312
                                                                             -----------

    Total assets                                                             $ 5,956,720
                                                                             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                              2,254,880

Accrued expenses                                                                 628,662
 Accrued acquisition obligations                                                 359,000
 Promissory Note  (note 10)                                                    1,550,000
                                                                             -----------
    Total current liabilities                                                  4,792,542
                                                                             -----------

Convertible Debenture, net (note 10)                                             726,542
                                                                             -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000 shares authorized, 68,917,904
    shares issued and outstanding                                                 68,917
  Additional paid in capital                                                   2,127,421
  Accumulated deficit                                                         (1,759,130)
  Accumulated other comprehensive income                                             428
                                                                             -----------
    Total Shareholders' Equity                                                   437,636
                                                                             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 5,956,720
                                                                             ===========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)

                                                                                      Years Ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                  2004           2003
                                                                              ------------    ------------
Net revenues                                                                  $ 12,180,501    $  7,651,975
Cost of revenues                                                                 8,882,478       5,577,043
                                                                              ------------    ------------
Gross margin                                                                     3,298,023       2,074,932

General, administrative and selling                                              3,975,318       2,652,163
                                                                              ------------    ------------

Income (loss) before interest, income taxes , depreciation and amortization       (677,295)       (577,231)
                                                                              ------------    ------------

Depreciation of property and equipment                                             267,300         134,440

Amortization of intangible assets                                                   57,471              --

Interest expense                                                                    71,904              --
                                                                              ------------    ------------

Income (loss) before income taxes                                              (1,073,970)        (711,671)

Provision for income taxes                                                              --          (4,116)
                                                                              ------------    ------------

Net income (loss)                                                               (1,073,970)       (715,787)
                                                                              ------------    ------------

  Net income (loss) per share                                                 $      (0.02)   $      (0.01)
                                                                              ============    ============

Weighted average shares outstanding:                                            67,152,705      50,714,144
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
                                                                                                                   ------------

Issuance of common
  stock in connection
  with acquisition
  of Smart Cell                     465,000              465         329,685               --               --          330,150

Issuance of common
  stock in connection
  with acquisition
  of Cellz                          405,000     $        405    $    437,995     $         --     $         --     $    438,400

Issuance of common stock
  in connection with
  conversion of convertible
  debentures, net                   512,181              512         102,378               --               --          102,890

Issuance of common stock
  in connection with
  conversion of
  promissory note                   551,125              551         183,899               --               --          184,450

Issuance of common
  stock in connection
  with raising of debt
  and capital                       342,098              341         193,050               --               --          193,391

Issuance of common
  stock to directors                 20,000               20              --               --               --               --

Issuance of common
  stock for cash,net                500,000              500         325,226               --               --          325,726

Cost of financing
 activities                              --               --        (111,467)              --               --         (111,467)
                               ------------     ------------    ------------     ------------     ------------     ------------

Balance,
 December 31,2004
                                 68,917,904     $     68,917    $  2,127,421       (1,759,130)             428          437,636
                               ------------     ------------    ------------     ------------     ------------     ------------


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                                 Years Ended
                                                                December 31,
                                                          --------------------------
                                                              2004          2003
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(1,073,970)   $  (715,787)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
      Depreciation and amortization                           267,300        134,440
      Amortization of Intangible Assets                        57,471
        Changes in assets and liabilities:
          Accounts receivable                                 (53,572)    (1,021,362)
          Inventories                                         (61,165)      (226,293)
          Prepaid expenses                                   (279,325)       (67,893)
          Other assets                                         98,786        (74,939)
          Accounts payable                                   (341,918)     1,515,116
          Accrued expenses                                     70,200        346,411
          Income taxes                                             --        (25,898)
                                                          -----------    -----------
CASH FLOWS (USED IN)
  OPERATING ACTIVITIES                                     (1,316,193)      (136,205)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                    (170,839)            --
  Capital expenditures                                       (659,180)      (505,809)
                                                          -----------    -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                    (830,019)      (505,809)
                                                          -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable - shareholders                         --        (12,789)
  Proceeds from issuance of common stock, net                 160,658        675,838
  Proceeds from issuance of promissory note net             1,577,973             --
  Proceeds from issuance of convertible debentures, net       692,388             --
                                                          -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 2,431,019        663,049
                                                          -----------    -----------

Effect of Exchange Rate Changes on Cash                        (2,298)         3,632

NET INCREASE (DECREASE) IN CASH                               282,509         24,667
  Cash, beginning of period                                   100,804         76,137
                                                          -----------    -----------
  Cash, end of period                                     $   383,313    $   100,804
                                                          -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $        --    $     2,458
                                                          ===========    ===========
  Net assets acquired in reverse merger                   $        --    $    10,627
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
                                        December 31,
                              2004                       2003

Revenues                   $ 13,042,000              $ 8,749,000
Net loss                   $  ( 965,000)             $ ( 632,000)
Loss per share             $       0.01              $      0.01

It should be noted that on both the acquisitions of Smartcell Ltd and CellZ Inc., Teleplus will issue common shares with a total value of $645,000 after the dates of acquisition to the previous shareholders of these companies. The amount owing is presently being disclosed as current acquisition obligations.

NOTE 5 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31:

                                           2004             2003
                                      --------------    ------------

    Current provision (benefit)       $         --      $     4,116
    Deferred provision (benefit)      $         --      $     4,116


Deferred income taxes consist of the following at December 31:

                                           2004                2003
                                      -----------------    -----------------
    Short-term:
      Deferred tax liabilities        $             --     $            --

    Long-term:
      Deferred tax liability                        --               4,116
      Valuation allowance                           --                  --
                                      $             --     $         4,116

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

NOTE 7 - COMMON STOCK

The following shares were issued by the Company during the year 2004:

The Company received a $1,000,000 commitment to purchase 1,000,000 common shares of common Stock of which $500,000 has been received as of December 31, 2004. No further shares will be issued under this commitment.

The Company issued 465,000 common shares to acquire Smart Cell Ltd, a Canadian corporation, in the province of British Columbia. The Company will issue remaining 60,000 shares to complete the purchase of this Company in 2005.

The Company issued 405,000 common shares to acquire CellZ Ltd, a Canadian corporation, in the province of Ontario. The Company will issue remaining 280,000 shares to complete the purchase of this Company in 2005.

The Company issued 342,098 common shares in connection with the raising of debt and Company financing.

The Company issued 512,181 common shares in connection with the conversion of convertible debentures.

The Company issued 551,125 common shares in connection with the raising of Company financing

The Company issued 20,000 common shares to directors of the Company.

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

                                                2004
As reported
Net income (loss)                         $ ( 1,073,970)
Pro Forma
Compensation expense                             49,000
Pro forma:
Net income (loss)                         $ ( 1,122,970)
Net income (loss) per share as reported   $      ( 0.02)
Pro forma compensation expense per share         ( 0.00)
Pro forma earnings (loss) per share       $      ( 0.02)


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

NOTE 10 - COMPANY FINANCING

On July 12, 2004, TelePlus secured a $11,000,000 financing commitment from Cornell Capital Partners LP. The terms of the transaction call for TelePlus to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $ 450,000 payable on closing, $400,000 payable upon filing of a registration statement and the balance of $150,000 payable upon the registration statement becoming effective. As part of the transaction the Company also secured a $10,000,000 commitment under a Standby Equity Agreement. TelePlus can draw the funds under the Standby Equity Agreement over a 24 month period based on TelePlus' funding requirements subject to an effective registration with the SEC witch became effective Oct 1st 2004. The proceeds will be used to finance existing and future acquisitions, capital expenditures, increases in inventory and for general working purposes. Agreements pertaining to the financial arrangements were filed. In connection with the Standby Equity Agreement, TelePlus issued 258,098 shares of common stock as financing costs.

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 are secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company has the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at December 31, 2004 $ 200,000 of the convertible debentures has been converted into common shares. The promissory note of $ 1,550,000 is "unsecured", bears interest at 12% per annum and is repayable before April 7, 2005. During the year ended December 31, 2004 $200,000 had been repaid.

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

The Company issued 512,181 common shares upon the conversion of debentures having face values of $ 200,000.

The Company issued 551,125 common shares in connection with the raising of Company financing valued at $200,000.

The Company issued 342,098 Common shares for services provided, with respect to raising of debt and capital, valued at $ 193,391

During 2003 the Company issued 19,000,000 common shares of its common stock in connection with recapitalization of 3577996 Canada Inc.


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

AUDIT COMMITTEE

Messrs. Karpheden and Wretsell serve on TelePlus' audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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


                     <<<< Signatures on Following Page >>>>


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