Form 10QSB/A
period 2005-03-31
TELEPLUS ENTERPRISES INC
filed 2005-09-26
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Ammendment No. 1
(Mark One)

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
      --------------------------- ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                               98-0045023
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

         7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 344-0778
                       ----------------------------------
                         (Registrant's telephone number)


                                       N/A
                           ---------------------------
                            (Former name and address)


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

EXPLANATORY NOTE: THIS AMENDMENT NO. 1 ON FORM 10-QSB/A TO THE QUARTERLY REPORT ON FORM 10-QSB OF TELEPLUS ENTERPRISES, INC. FOR THE PERIOD ENDED MARCH 31, 2005 WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 2005 IS BEING FILED TO AMEND CERTAIN DISCLOSURES OF PART I ITEM 1 FINANCIAL STATEMENT IN CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, NOTE #2 COMMON STOCK, NOTE #3 COMPANY FINANCING AND NOTE #4 CONSOLIDATED STATEMENT OF CASH FLOWS AND IN ITEM 2 CHANGES IN SECURITIES, WHICH SHOULD NOW READ AS CONTAINED HEREIN.


                See accompanying summary of accounting policies
                 and notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                     ASSETS

Current assets
  Cash                                                                   $       696,116
  Trade Accounts  Receivables                                                    390,765
  Other Receivables                                                               30,000
  Inventories                                                                    941,037
  Prepaid expenses                                                               507,587
                                                                          ---------------
    Total current assets                                                       2,565,505

Property and equipment, net                                                    1,188,139
Goodwill                                                                       1,116,243
Deferred financing Fees                                                          390,828
Other assets                                                                       2,763
                                                                          ---------------

    Total assets                                                         $     5,263,478
                                                                          ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                             1,499,276

  Accrued expenses                                                               589,790
  Accrued acquisition obligations                                                359,000


  Promissory Note                ( note 3)                                     1,500,000
                                                                          ---------------
    Total current liabilities                                                  3,948,066
                                                                          ---------------

  Convertible Debenture , net    ( note 3)                                       687,775
                                                                          ---------------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 150,000,000
    shares authorized, 71,306,598
    shares issued and outstanding                                                 71,306
  Additional paid in capital                                                   2,897,147
  Accumulated deficit                                                         (2,330,249)
  Accumulated other comprehensive income                                         (10,567)
                                                                          ---------------
    Total Shareholders' Equity                                                   627,637
                                                                          ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     5,263,478
                                                                          ===============

                See accompanying summary of accounting policies
            and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three month Ended
                                                                                March 31
                                                              -------------------------------------
                                                                      2005                    2004
                                                              -------------------------------------
Net revenues                                                     $  2,958,755    $  2,382,281
Cost of revenues                                                    1,991,972       1,880,859
                                                                 ------------    ------------
Gross margin                                                          966,783         501,422

General, administrative and selling                                 1,321,021         814,167
                                                                 ------------    ------------

Income (loss) before interest, income taxes,                         (354,238)       (312,745)
 depreciation and amortization                                   ------------    ------------

Depreciation of property and equipment                                 94,443          39,200

Amortization of intangible assets                                      78,855              --

Interest expense                                                       43,583              --
                                                                 ------------    ------------

Income (loss) before income taxes                                    (571,119)       (351,945)

Provision for income taxes                                                 --               ~
                                                                 ------------    ------------

Net  income ( loss)                                                  (571,119)       (351,945)

                                                                 ------------    ------------



  Net income (loss) per share                                       $  ( 0.01)    $     (0.01)
                                                                 ============    ============


Weighted average shares outstanding:                               70,502,960      66,122,500
                                                                 ============    ============

                See accompanying summary of accounting policies
            and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005

                                                                                                  Accumulated
                                                               Additional                             Other
                                    Common Stock               Paid-In           Accumulated     Comprehensive
                                    ------------               Capital            Deficit            Income          Total
                                 Shares            Amount
                            --------------   -------------   ------------  ---------------  ---------------- ------------------

Balance,
  December 31, 2004            68,917,904   $       68,917       $2,127,421   $   (1,759,130)   $          428   $      437,636

  Comprehensive
    Loss:
      Net loss                         --               --               --         (571,119)               --         (571,119)
      Foreign currency
      translation                      --               --               --               --           (10,995)         (10,995)
  Comprehensive
    Loss:
                                                                                                             ~      ~ (582,114)
Issuance of common
stock in connection with
conversion of
convertible debentures,           145,433              145           23,312               --                --           23,457
net

Issuance of common                      ~                ~                ~                ~                 ~                ~
stock in connection with                ~                ~                ~                ~                 ~                ~
the raising of Company
financing ,                            --                ~                ~                ~                 ~               --

net                             2,243,261            2,244          746,414               --                --          748,658
                           --------------   --------------   --------------   --------------    --------------   --------------

Balance,                                ~                ~                ~                ~                 ~                ~
  March 31, 2005           $   71,306,598   $       71,306   $    2,897,147   $   (2,330,249)   $       10,567)  $      627,637


                See accompanying summary of accounting policies
            and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                           March 31,
                                                              -----------------------------------------
                                                                    2005               2004
                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(571,119)   $(351,945)
  Adjustments to reconcile net loss to cash provided by
    (used in ) operating activities:
     Depreciation and amortization                                      94,443       39,200
    Amortization of Intangible Assets                                   78,855            ~
    Changes in assets and liabilities:
          Accounts receivable                                          837,100      990,093
          Inventories                                                  138,987       76,489
          Prepaid expenses                                            (132,115)     (26,220)
          Other assets                                                  30,549      (32,514)
          Accounts payable                                            (755,604)    (904,282)
          Accrued expenses                                             (38,872)
                                                                     ---------     ---------
                                                                                     48,370
CASH FLOWS (USED IN)
 OPERATING ACTIVITIES                                                 (317,776)    (160,449)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (43,427)     (55,984)
                                                                     ---------    ---------
CASH FLOWS ( USED IN) INVESTING ACTIVITIES                             (43,427)     (55,984)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                                 ~     252,448
  Proceeds from issuance of promissory note net                        685,001
  Proceeds from issuance of convertible debentures, net                     --            ~
                                                                     ---------    ---------
CASH FLOWS (PROVIDED) BY FINANCING ACTIVITIES                          685,001      252,448
                                                                     ---------    ---------

Effect of Exchange Rate Changes on Cash                                (10,995)      (4,765)

NET INCREASE (DECREASE) IN CASH
                                                                       312,803       31,250
  Cash, beginning of period                                            383,313      100,804
                                                                     ---------    ---------
  Cash, end of period                                                $ 696,116    $ 132,054
                                                                     ---------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                      $      --            $
                                                                     =========    =========
  Net assets acquired in reverse merger                              $      --            $
                                                                     =========    =========


                 See accompanying summary of accounting policies
            and notes to condensed consolidated financial statements

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

In November 2004, the FASB issued Statement No. 151 Inventory costs, an amendment of ARB No. 43, Chapter 4 , to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges , and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. Statement No. 151 will be effective for our fiscal year beginning January 1st, 2006, and its adoption will not have a material impact on our financial position or results of operations.

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

NOTE 2 - COMMON STOCK

The following shares were issued by the company during the first quarter ended March 31, 2005:

      - The Company issued 145,433 shares in connection with the conversion of convertible debentures.
      - The Company issued 2,243,261 common shares in connection with the raising of Company financing.

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

The Company received $2,500,000 under two promissory notes of which $1,500,000 was still outstanding as of March 31, 2005. The outstanding balance under the promissory notes is "unsecured", bears interest at 12% per annum and is repayable before April 7, 2005. During the three months ended March 31, 2005 $800,000 had been repaid on the amount outstanding under the notes as of Dec 31, 2004 leaving $1,500,000 outstanding as of March 31, 2005.

NOTE 4 - Consolidated Statement of Cash Flows

Non-cash financing and investing activities during 2005 were as follows:

The Company issued 145,433 common shares upon the conversion of debentures having a face value of $50,000.

The Company issued 2,243,261 common shares in connection with the raising of Company financing valued at $ 800,000.

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

      Our operation of any acquired business will also involve numerous risks, including:
      o integration of the operations of the acquired business and its technologies or products;
      o     nanticipated costs;
      o     diversion of management's attention from our core business;
      o adverse effects on existing business relationships with suppliers and customers;
      o risks associated with entering markets in which we have limited prior experience; and
      o potential loss of key employees, particularly those of the purchased organizations.
      If We Are Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected. Our business is directly impacted by changes in the wireless communications industry. The wireless communication products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market for our products, accelerate the obsolescence of our inventory and necessitate changes to our product line. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers, and our ability to manage and maximize our product inventory and minimize our inventory of older and obsolete products. We also believe that our future success will depend upon how successfully our wireless carrier service providers and product vendors are able to respond to the rapidly changing technologies and products. New wireless communications technology, including personal communication services and voice communication over the internet may reduce demand for the wireless communication devices and services we currently are able to offer through our wireless carrier service providers. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

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


ITEM  2. CHANGES IN SECURITIES

      During the first quarter, 2005 we issued 145,433 common shares to Cornell Capital Partners ("Cornell") in connection with the conversion of convertible debentures.

      During the first quarter, 2005 we issued 2,243,261 common shares to Cornell Capital Partners ("Cornell").


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

xhibits

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

                                          TELEPLUS ENTERPRISES, INC.

DATED: May 13, 2005                       By: /s/ Marius Silvasan
                                          --------------------------------------
                                          Marius Silvasan
                                          Chief Executive Officer

DATED: May 13, 2005                       By: /s/ Robert Krebs
                                          --------------------------------------
                                          Robert Krebs
                                          Chief Financial Officer

DATED: May 13, 2005                       By: /s/ Kelly McLaren
                                          --------------------------------------
                                          Kelly McLaren
                                          President & COO