Form 10QSB/A
period 2005-06-30
TELEPLUS ENTERPRISES INC
filed 2005-09-26
CIK 1133754

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
                           ---------------------------
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

                                       N/A
                            -------------------------
                            (Former name and address)

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

EXPLANATORY NOTE: THIS AMENDMENT NO. 1 ON FORM 10-QSB/A TO THE QUARTERLY REPORT ON FORM 10-QSB OF TELEPLUS ENTERPRISES, INC. FOR THE PERIOD ENDED JUNE 30, 2005 WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 15, 2005 IS BEING FILED TO AMEND CERTAIN DISCLOSURES OF PART I ITEM 1 FINANCIAL STATEMENT IN CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, NOTE #6 COMMON STOCK, NOTE #7 COMPANY FINANCING, NOTE #8 CONSOLIDATED STATEMENT OF CASH FLOWS AND NOTE #9 SUBSEQUENT EVENTS AND IN ITEM 2 CHANGES IN SECURITIES, WHICH SHOULD NOW READ AS CONTAINED HEREIN.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                            (ALL NUMBERS ARE IN USD)
                                     ASSETS

Current assets
Cash                                                                       $   403,188
Trade Accounts  Receivables                                                    545,739
Other Receivables
                                                                               136,283
Inventories                                                                    721,956
Prepaid expenses                                                               475,345
                                                                           -----------
Total current assets                                                         2,282,511

Property and equipment, net                                                  1,174,911
Goodwill
Deferred financing Fees                                                      4,095,712
Other assets
                                                                                96,058
                                                                                 2,763

Total assets                                                               $ 7,651,955
                                                                           ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                             2,263,256
Accrued expenses                                                               890,184
Accrued acquisition obligations  (note 3)
                                                                               667,403
                                                                           -----------


                                                                           -----------
 Promissory                                                                    900,000
 Note
 (note 7)
Note Payable Acquisition (note 4)                                              318,400
Other Payables (note 5)
Total current                                                                  134,430
                                                                           -----------
liabilities
                                                                             5,173,673

Convertible Debenture, net (note 7)                                            235,413
                                                                           -----------

Accrued acquisition obligations (note 3)                                     1,376,897
                                                                           -----------

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 150,000,000 shares authorized, 79,168,033 shares issued and outstanding
                                                                                79,168
Additional paid in capital                                                   3,918,257
Accumulated deficit                                                         (3,084,980)
Accumulated other comprehensive income                                         (46,473)
                                                                           -----------
Total Shareholders' Equity                                                     865,972
                                                                           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 7,651,955
                                                                           ===========

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)


                                            Three Months Ended            Six Months Ended
                                                June 30,                       June 30,
                                         2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------
Net revenues                         $  3,460,044    $  2,461,805       6,418,799       4,844,086

Cost of revenues                        2,453,194       1,783,369       4,445,166       3,664,228
                                     ------------    ------------    ------------    ------------

Gross Margin                            1,006,850         678,436       1,973,633       1,179,858

General, administrative & selling       1,560,061         884,780       2,881,082       1,698,947
                                     ------------    ------------    ------------    ------------

Income (loss) before interest,

Income taxes, depreciation and           (553,211)       (206,344)       (907,449)       (519,089)
                                     ------------    ------------    ------------    ------------
amortization

Depreciation of property and
Equipment                                  95,486          55,197         189,929          94,397

Amortization of deferred financing         59,576         138,431

Interest expense                           46,458                          90,041
                                     ------------                    ------------

Income (loss) before income taxes        (754,731)       (261,541)     (1,325,850)       (613,486)

Provision for income taxes                     --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income  (loss)                       (754,731)       (261,541)     (1,325,850)       (613,486)

Net income (loss) per share                 (0.01)          (0.00)          (0.02)          (0.01)

Weighted average share
Outstanding                            72,744,169      66,729,034      72,459,817      66,431,005

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                            TELEPLUS ENTERPRISES, INC
               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                     EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                              (ALL NUMBERS IN USD)

                                      Common stock        Additional                   Accumulated
                                  --------------------     Paid-in       Accumulated      Other        Comprehensive
                                  Shares        Amount     Capital        Deficit         Income         Total
Balance December 31, 2004       68,917,904       68,917    2,127,421    (1,759,130)          428          437,636

Comprehensive Loss: Net loss                                            (1,325,850)                    (1,325,850)

Foreign currency  transaction                                                            (46,901)         (46,901)
                                                                                                       ----------

Comprehensive Loss:                                                                                    (1,372,751)
                                                                                                       ----------

Issuance of common stock in
connection with conversion of
convertible debentures, net      3,183,175        3,183      259,705                                      262,888

Issuance of common stock in
connection with the raising
of Company financing ,  net      5,481,415        5,482    1,234,458                                    1,239,940

Issuance of common stock to
directors                           50,000           50       15,450                                       15,500

Issuance of common stock to
settle a lawsuit                    50,000           50       10,950                                       11,000

Issuance of common stock in
connection with acquisition
of freedom phone lines             964,706          965      327,035                                      328,000

Issuance of common stock in
connection with raising of
debt and capital, net              520,833          521       84,270                                       84,791

Cost of financing
activities                                                  (141,032)                                    (141,032)
                                                                                      ----------       ----------

Balance June 30,2005            79,168,033       79,168    3,918,257    (3,084,980)      (46,473)         865,972

                 See accompanying summary of accounting policies
             And note to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                                                2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES                                        $(1,325,850)   $  (613,486)
Net income (loss)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization                                                   189,929         94,397
Amortization of intangible assets                                               138,431

Change in assets and liabilities:
Account receivable                                                              636,356        719,119
Inventories                                                                     358,068          9,090
Prepaid expenses                                                                (82,847)       (79,223)
Other assets                                                                     30,549        (70,685)
Account payable                                                                (232,510)      (482,163)
Accrued expenses                                                                113,368         22,850
Note Payable Acquisition                                                        318,400             --
Other Payables                                                                  134,430             --
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                            $   278,324    $  (400,101)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business                                                        (888,104)       (47,000)
Capital Expenditure                                                             (85,677)       (62,213)

CASH FLOW (USED IN) INVESTING ACTIVITIES                                       (973,781)      (109,123)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                     506,700
Proceeds from issuance of promissory note net                                   570,992
Proceeds from issuance of convertible debentures, net
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                     570,992        506,700
Effect of exchange rate changes on cash                                         (46,901)        11,534

NET INCREASE (DECREASE) IN CASH                                                (171,366)         9,010
Cash acquired from acquisitions                                                 191,241
Cash, beginning of period                                                       383,313        100,804
                                                                            -----------    -----------
Cash, end of period                                                             403,188        109,814
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                               $        --             --
Net assets acquired in reverse merger                                       $        --             --

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

The total purchase price is $ 870,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was as follows:

Cash                                   $ 182,000
Accounts Receivables                   $  72,000
Fixed Assets ( net)                    $  22,000
Goodwill                               $ 854,000
Accounts payable                       $(144,000)
Deferred Revenue                       $ ( 45,000)
Accrued Liabilities                    $ ( 71,000)
                                       ---------
Net assets acquired at fair value      $ 870,000

Total Consideration:
964,706 Common shares                  $ 328,000
Cash                                   $ 542,000
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

The total purchase price is $ 592,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was as follows:

Cash                                  $   8,000
Accounts Receivable                   $  31,000
Other Assets                          $  16,000
Fixed Assets ( net)                   $  19,000
Goodwill                              $ 567,000
Accounts Payable                      $ (49,000)
                                      ---------

Net assets acquired at fair value     $ 592,000

Total Consideration:

Cash (of which $ 253,000 is payable   $ 592,000
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

NOTE 6 - COMMON STOCK

The following shares were issued by the company during the first six months ended June 30, 2005:

The Company issued 3,183,175 common shares in connection with the conversion of convertible debt.

The Company issued 5,481,415 common shares in connection with the raising of Company financing.

The Company issued 50,000 common shares to directors of the company.

The Company issued 964,706 common shares in connection with the acquisition of Freedom Phone Lines.

The Company issued 50,000 common shares in connection with the settlement of a lawsuit.

The Company issued 520,833 common shares in connection with the raising of debt and company financing.

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

                                                    2005
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

  Number            Price    Year of Issued     Vesting Period        Term
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

The Company received $2,500,000 under two promissory notes of which $900,000 was still outstanding as of June 30, 2005. The outstanding balance under the promissory notes is "unsecured", bears interest at 12% per annum and is repayable before July 7, 2005. During the six months ended June 30, 2005 $1,400,000 had been repaid on the original amount of the notes leaving $900,000 outstanding as of June 30, 2005.

NOTE 8 - CONSOLIDATED STATEMENT OF CASH FLOWS

Non cash financing and investing activities during 2005 were as follows:

The Company issued 3,183,175 common shares upon the conversion of debentures having face value of $550,000.

The Company issued 5,481,415 common shares in connection with the raising of Company financing valued at $1,400,000.

The Company issued 50,000 common shares to directors having a face value of $15,500.

The Company issued 964,706 common shares in connection with the acquisition of Freedom Phone Lines having a face value of $328,000.

The Company issued 50,000 common shares in connection with the settlement of a lawsuit having a face value $11,000.

The Company issued 520,833 common shares in connection with the raising of debt and company financing having a face value of $ 84,791.

NOTE 9 - SUBSEQUENT EVENTS

In July 2005 the Company acquired all the outstanding stock of Telizon Inc. The company paid $3,382,000 in cash as part of the total purchase price in connection with the acquisition.

In July 2005 the Company secured a $35,000,000 financing commitment by entering into a new Standby Equity Distribution Agreement with Cornell Capital Partners LP.

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

ITEM 2. CHANGES IN SECURITIES

      During the second quarter, 2005 we issued 3,037,742 common shares to Cornell Capital Partners ("Cornell") in connection with the conversion of convertible debentures.

      During the second quarter, 2005 we issued 3,238,154 common shares to Cornell Capital Partners ("Cornell")

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

      April 5th, 2005, the Company issued 50,000 common shares to its directors as payment of director fees.

      May 12th, 2005, the Company issued 50,000 common shares to Bondy & Schloss LLP as part of a settlement reached by Company with IVAN BERKOWITZ, MICHAEL ROSENBAUM and BG HOLDINGS, LLC in relation to a failed financing transaction.

      May 30th, 2005, the Company issued 187,500 common shares to a third party for payment of services rendered.

      June 10th 2005, the Company issued 333,333 common shares to a third party for payment of services rendered

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