Form 10QSB
period 2005-09-30
TELEPLUS ENTERPRISES INC
filed 2005-11-14
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[     ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT

           For the transition period from July 1 to September 30, 2005

                        Commission file number 000-49628

                           TELEPLUS ENTERPRISES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                            98-0045023
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

         7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
         ---------------------------------------------------------------
                    (Address of principal executive offices)

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

As of October 17th, 2005, 86,029,786 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                            (ALL NUMBERS ARE IN USD)

                                     ASSETS

Current assets
Cash                                                                                   $  1,032,746
Trade Accounts  Receivables ( Net of allowance for bad debts of 26,633)                   1,196,264
Accrued and other accounts receivable                                                       968,223
Inventories                                                                                 505,463
Prepaid expenses                                                                            651,851
                                                                                       ------------
Total current assets                                                                      4,354,547

Property and equipment, net                                                               1,184,580
Goodwill                                                                                 12,841,019
Deferred financing                                                                        1,783,515
Fees                                                                                          3,284
                                                                                       ------------
Other assets                                                                           $ 20,166,945
                                                                                       ============

Total assets

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                          3,255,648
Accrued expenses                                                                          1,268,124
Accrued acquisition obligations  (note 3)                                                 1,646,987
Note Payable Acquisition (note 4)                                                           318,400
Unearned Revenue                                                                            537,721
                                                                                       ------------
Total current liabilities                                                                 7,026,880
                                                                                       ------------

Promissory Note , net (note 6)                                                            5,625,000
                                                                                       ------------
Accrued acquisition obligations  (note 3)                                                 5,115,192
                                                                                       ------------

SHAREHOLDERS' EQUITY:
Class A Preferred Stock , $.001 par value, 10,000,000 shares authorized , 2,000,000
Issued and outstanding
Common stock, $.001 par value, 150,000,000 shares authorized, 86,029,786                      2,000
  shares issued and outstanding                                                              86,029
Additional paid in capital                                                                5,608,063
Accumulated deficit                                                                      (3,283,675)
Accumulated other comprehensive income                                                      (12,544)
                                                                                       ------------
Total Shareholders' Equity                                                                2,399,873
                                                                                       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 20,166,945
                                                                                       ============

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)





                                            Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                           2005            2004              2005              2004
                                      ------------     ------------       ----------        ---------
Net revenues                          $  6,805,832     $  3,339,948       13,224,631        8,184,034

Cost of revenues                         4,791,798        2,346,772        9,236,964        6,011,000
                                      ------------     ------------       ----------        ---------

Gross Margin                             2,014,034          993,176        3,987,667        2,173,034

General, administrative & selling        1,930,157        1,158,610        4,811,239        2,857,557
                                      ------------     ------------       ----------        ---------

Income (loss) before interest,
Income taxes, depreciation and
amortization                                83,877         (165,434)        (823,572)        (684,523)
                                      ------------     ------------       ----------        ---------

Depreciation of property and
Equipment                                  139,345           57,552          329,274          151,949

Amortization of deferred financing           1,890          140,321

Interest expense                           141,337               --          231,378                `
                                      ------------     ------------       ----------        ---------

Income (loss) before income taxes         (198,695)        (222,986)      (1,524,545)        (836,472)

Provision for income taxes                      --               --               --               --
                                      ------------     ------------       ----------        ---------

Net income  (loss)                        (198,695)        (222,986)      (1,524,545)        (836,472)

Net income (loss) per share                  (0.00)           (0.00)           (0.02)           (0.01)

Weighted average share
Outstanding                             80,681,289       67,021,039       76,303,117       66,718,436

                 See accompanying summary of accounting policies
             and notes to condensed consolidated financial statement

                            TELEPLUS ENTERPRISES, INC
               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                     EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                              (ALL NUMBERS IN USD)

                                                                                      Accumulated
                                                         Additional    Accumulated       Other
                                    Common stock          Paid-in        Deficit     Comprehensive
                              Shares          Amount      Capital                         Income    Total

Balance December 31,
2004                        68,917,904        68,917     2,127,421     (1,759,130)           428     437,636

Comprehensive Loss:
Net loss                                                               (1,524,545)                (1,524,545)

Foreign currency
transaction                                                                              (12,972)    (12,972)
                                                                                                  ----------

Comprehensive Loss:                                                                               (1,537,517)
                                                                                                  ----------

Issuance of common stock
in connection with
conversion of
convertible
debentures, net              4,966,808         4,967       450,384                                   455,351

Issuance of common
stock in
connection with the
raising of Company
financing , net              9,629,032         9,629     2,538,960                                 2,548,589

Issuance of common
stock to directors             180,000           180        55,420                                    55,600

Issuance of common
stock to settle a
lawsuit                         50,000            50        10,950                                    11,000

Issuance of common
stock
in connection with
the acquisition of             800,503           800       247,356                                   248,156
Telizon Inc

Issuance of common
stock in connection
with acquisition of
freedom phone lines            964,706           965       327,035                                   328,000

Issuance of common
stock in connection
with raising of debt
and capital, net               520,833           521        84,270                                    84,791

Cost of financing
Activities                                                (233,733)                                 (233,733)
                            ----------        ------      --------      ---------         ------    --------

Balance per Sept
30,2005                     86,029,786        86,029     5,608,063     (3,283,675)       (12,544)  2,399,873

                 See accompanying summary of accounting policies
             And note to condensed consolidated financial statement

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2005            2004
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES                               $(1,524,545)    $  (836,472)
Net income (loss)

Adjustments to reconcile net loss to cash provided by (used in)
operating activities:
Depreciation and amortization                                          329,274         151,949
Non Cash                                                                 2,000
Compensation
Amortization of deferred financing                                     140,321

Change in assets and liabilities:
Account receivable                                                     416,178         570,373
Inventories                                                            574,561         180,326
Prepaid expenses                                                      (218,067)        (64,545)
Other assets                                                            30,028        (110,341)
Account payable                                                        136,187        (500,130)
Accrued expenses                                                       (48,258)       (101,222)
Note Payable Acquisition                                               318,400              --
Unearned Revenue                                                       138,491              --
                                                                   -----------     -----------
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES               $   294,570     $  (710,061)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of business                                             (5,135,187)       (125,185)
Capital Expenditure                                                   (125,376)       (185,194)

CASH FLOW (USED IN) INVESTING ACTIVITIES                            (5,260,563)       (310,379)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                            618,261
Proceeds from issuance of promissory note net                        4,817,555
Proceeds from issuance of convertible debentures, net                                  642,126
                                                                   -----------     -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          4,817,555       1,260,387
Effect of exchange rate changes on cash                                (12,972)        (27,577)

NET INCREASE (DECREASE) IN CASH                                       (161,410)        212,369
Cash acquired from acquisitions                                        810,843              --
Cash, beginning of period                                              383,313         100,804
                                                                   -----------     -----------
Cash, end of period                                                  1,032,746         313,173
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                      $        --              --
Net assets acquired in reverse merger                              $        --              --

                           TELEPLUS ENTERPRISES, INC.
      (a) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of Teleplus Enterprise, Inc, (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1-QSB and Item 310 ( b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form - 10KSB for the year ended December 31, 2004.

Nature of business. The Company is a provider of Wireless and Telecom products and services across North America. TelePlus Connect, Corp. - is a reseller of a variety of Telecom services including landline, long distance and internet services. TelePlus Wireless, Corp. - operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Retail Services, Inc. - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices. Teleplus was incorporated in Nevada in January 1999.

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

As shown in the accompanying financial statements, the company has a working capital deficit of $2,672,333 because accrued acquisition obligations of $1,646,987 have been classified as current liabilities. However $ 359,000 of the accrued acquisition obligation will be settled by the issuance of common stock.

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

Teleplus also recognizes revenue through the resale of residential and commercial telephone lines. The resale of long - distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and revenue is recognized when the customer receives the service.

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

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issue of a convertible debt that runs for a period of 36 months and a promissory note that runs for 18 months. The deferred financing fees will be amortized over the terms of the respective debts. The Company incurred $ 140,321 in amortization expense for the nine months ended September 30, 2005

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Boards ( " FASB") issued Statements No. 123 (R), Share - Based Payments which will require compensation costs related to share based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective for us in our fiscal quarter beginning January 1, 2006. We have not completed an evaluation of the impact of Adopting Statements 123 (R).

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

In May 2005 , the FASB issued SFAS No. 154 " Accounting Changes and Error Corrections" ("SFAS No. 154") which supersedes APB Opinion No. 20, " Accounting Changes" and SFAS No 3 " Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial Statements or the change in accounting estimate .SFAS No. 154 is effective for accounting changes and Corrections of errors made in fiscal years beginning after December 15, 2005. The company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

NOTE 2 - ACQUISTIONS

In April 2005 Teleplus purchased 100% of the issued and outstanding shares of Freedom Phone Lines Ltd, an Ontario based company.

The total purchase price is estimated to be $ 870,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was estimated as follows:

Cash                                                                  $ 182,000
Accounts Receivables                                                  $  72,000
Fixed Assets ( net)                                                   $  22,000
Goodwill                                                              $ 854,000
Accounts payable                                                      $(144,000)
Deferred Revenue                                                      $ (45,000)
Accrued Liabilities                                                   $ (71,000)
                                                                      ---------

Net assets acquired at fair value                                     $ 870,000

Total Consideration:

964,706 Common shares                                                 $ 328,000
Cash                                                                  $ 542,000
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

The total purchase price is estimated to be $ 592,000. The allocation to the assets acquired and liabilities assumed based on the established fair market value was estimated as follows.

Cash                                                                  $   8,000
Accounts Receivable                                                   $  31,000
Other Assets                                                          $  16,000
Fixed Assets ( net)                                                   $  19,000
Goodwill                                                              $ 567,000
Accounts Payable                                                      $ (49,000)
                                                                      ---------

Net assets acquired at fair value                                     $ 592,000

Total Consideration:

Cash (of which $ 253,000 is payable after July 2005)                   $592,000


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

An additional amount of $ 1,542,022 has been allocated to goodwill based on the selling shareholders earning a minimum of $ 1,542,022 based on the achievements of Freedom Phone Lines and Avenue Reconnect reaching specific EBITDA over the next 48 months.

In July 2005 Teleplus purchased 100% of the issued and outstanding shares of Telizon Inc and One Bill Inc, Ontario based companies.

The total purchase price is estimated to be $ 9,158,000. The allocation to the assets acquired and liabilities assumed based on established fair market value was estimated as follows:

Cash                                                                $   618,000
Accounts Receivables                                                $ 1,262,000
Prepaid Assets                                                      $    41,000
Fixed Assets ( Net)                                                 $   109,000
Goodwill                                                            $ 8,745,000
Accounts Payables                                                   $  (669,000)
Accrued Liabilities                                                 $   595,000)
Unearned Income                                                     $  (353,000)

Net assets acquired at fair value                                   $ 9,158,000

Total Consideration:

Cash (of which $ 5,225,000 is                                       $ 9,158,000
           Payable after September 2005)

Management has estimated at this time that no amount need to be allocated to other intangible assets and $8,745,000 has been allocated to Goodwill. It represents the excess of the purchase price over the fair value of the net tangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

The results of operations of Telizon Inc and One Bill Inc have been included in Teleplus consolidated statements of operations since the completion of the acquisition in July 2005. Results for the periods prior to the acquisition were material to Teleplus and accordingly pro forma results of operations have been filed previously.

NOTE 3 - ACCRUED ACQUISITON OBLIGATIONS

Included in the accrued acquisition obligations is an amount of $1,051,450 payable on an earn-out basis based on the achievement of specific benchmarks by Freedom Phone Lines Inc. and Avenue Reconnect Inc. A current portion of $308,403 has been recorded as at September 30, 2005.

NOTE 4 - NOTE PAYABLE ACQUISITION

A promissory note was issued in the amount of $ 318,400 to Teleplus Connect repayable with interest at 2% above the Canadian prime rate. This promissory note was issued in connection with the acquisition of Avenue Reconnect Inc. and is secured against all present and acquired property.

NOTE 5 - COMMON STOCK

The following shares were issued by the company during the first nine months ended September 30, 2005:

The Company issued 4,966,808 common shares in connection with the conversion of convertible debt.

The Company issued 9,629,032 common shares in connection with the raising of Company financing.

The Company issued 180,000 common shares to directors of the company.

The Company issued 964,706 common shares in connection with the acquisition of Freedom Phone Lines.

The Company issued 50,000 common shares in connection with the settlement of a lawsuit.

The Company issued 520,833 common shares in connection with the raising of debt and company financing

The Company issued 800,503 in connection with the acquisition of Telizon Inc.

In addition to the common stock the Company also issued 2,000,000 shares of Class A Preferred shares. The Class A Preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company , are non participating and no dividends can be declared there on.

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

                                                           2005
As reported
Net income ( loss)                                                $  (1,526,545)

Pro Forma
Compensation expense                                                     76,000
                                                                  -------------
Pro forma:
Net income (loss)                                                 $  (1,602,545)
                                                                  -------------

Net income (loss) per share as reported                           $       (0.02)
Pro forma compensation expense per share                                  (0.00)
                                                                  -------------
Pro forma earnings (loss) per share                               $       (0.02)

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

Options outstanding at September 30, 2005 are summarized as follows:

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

NOTE 6 - COMPANY FINANCING

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

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 are secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company has the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at September 30, 2005 $ 1,000,000 of the convertible debentures has been converted into common shares.

The Company received $8,125,000 under three promissory notes of which $5,625,000 was still outstanding as of September 30, 2005. The outstanding balance under the promissory notes is "unsecured", bears interest at 10% per annum and is repayable on January 15, 2007. During the nine months ended September 30, 2005 $2,300,000 had been repaid on the original amount of the notes leaving $5,625,000 outstanding as of September 30, 2005.

NOTE 7 - CONSOLIDATED STATEMENT OF CASH FLOWS

Non cash financing and investing activities during 2005 were as follows:

The Company issued 4,966,808 common shares upon the conversion of debentures having face value of values of $ 800,000.

The Company issued 9,629,032 common shares in connection with the raising of Company financing Valued at $ 1,800,000

The Company issued 130,000 common shares to directors having a face value of $ 55.600

The Company issued 964,706 common shares in connection with the acquisition of Freedom Phone Lines having a face value of $328,000.

The Company issued 50,000 common shares in connection with the settlement of a lawsuit having a face value $11,000.

The Company issued 520,833 common shares in connection with the raising of debt and company financing having a face value of $84,791

The Company issued 800,503 common shares in connection with the acquisition of Telizon Inc having a face value of $ 248,156.

The Company issued 2,000,000 Preferred A shares in connection with consulting fees paid having a face value of $2,000.

Note 8 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2005 the Company issued 2,000,000 Class A Preferred shares as a bonus for services rendered to an entity owned by the majority shareholder.

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

      The Company is a provider of Wireless and Telecom products and services across North America. This is done through three wholly owned subsidiaries. TelePlus Connect, Corp. - is a reseller of a variety of Telecom services including landline, long distance and internet services. TelePlus Wireless, Corp. - operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Retail Services, Inc. - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices.

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

GROWTH IN CANADA:

      The Company through its wholly owned subsidiary TelePlus Retail Services, Inc. currently operates 24 TelePlus branded stores in two Canadian provinces. All stores are located in enclosed shopping malls in major metro centers. The Company completed in 2004 acquisition of two companies: SMARTCELL and CELLZ.

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

      On July 15, 2005, we also entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners purchased secured convertible debentures to Cornell Capital Partners in the original principal amount of $5,625,000. The debentures have an 18-month term and accrue annual interest of 10%. The $5,625,000 under the debentures was disbursed to TelePlus within five days of the execution of the Securities Purchase Agreement. The debentures may be redeemed by TelePlus at any time, in whole or in part. If on the date of redemption, the closing price of TelePlus' common stock is greater than the conversion price in effect, TelePlus shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are also convertible at the holder's option at a conversion price equal to $0.285, which may be adjusted pursuant to the terms of the Secured Convertible Debentures. The debentures are secured by substantially all the assets of TelePlus.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

      Sales revenues for the quarter ended September 30, 2005 reached $6,805,832 as compared to $3,339,948 for the quarter ended September 30, 2004. This represents a 104% increase over the previous year. The increase in sales was due mainly to the revenues captured from companies recently acquired and same store retail sales versus the previous year.

      Cost of revenues for the quarter ended September 30, 2005 increased to $4,791,798 as compared to $2,346,772 for the quarter ended September 30, 2004. This represents a 104% increase over the previous year. The increase in cost of revenues was due to the proportionate increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") for the quarter ended September 30, 2005 was 30% as compared to 30% for the quarter ended September 30, 2004. The company incurred an increase in gross margin from the new acquisitions which was offset by lower gross margins in the retail division thereby resulting in the same gross margin percentage of 30% from the quarter ended September 30, 2005 and September 30, 2004.

      General, administrative ("G&A") expense for the quarter ended September 30, 2005 increased to $1,930,157 as compared to $1,158,610 for the quarter ended September 30, 2004. The increase in G&A was due mainly to the recently completed acquisitions.

      The Company had a net loss of $198,695 for the quarter ended September 30, 2005, as compared to a net loss of $222,986 for the quarter ended September 30, 2004. The decrease in net loss is due mainly to the increase in operating income from the newly acquired companies offset by an increase in the Company's depreciation, interest, and amortization expense of intangible assets. The total increase in these expenses was $225,020 reaching $282,572 for the quarter ended September 30, 2005 as compared to $57,552 for the quarter ended September 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

      Sales  revenues  for the nine months  ended  September  30,  2005  reached
$13,224,631 as compared to $8,184,034 for the nine months ended September 30, 2004. This represents a 62% increase over the previous year. The increase in sales was due mainly to the revenues captured from companies recently acquired and same store retail sales versus the previous year.

      Cost of revenues for the nine months ended September 30, 2005 reached $9,236,964 as compared to $6,011,000 for the nine months ended September 30, 2004. This represents a 54% increase over the previous year. The increase in cost of revenues was due to the increase in overall sales.

      Gross profit as a percentage of sales ("gross profit margin") for the nine months ended September 30, 2005 was 30% as compared to 27% for the nine months ended September 30, 2004. The increase in gross profit margin is mainly due to increased gross margin from the companies acquired during the year.

      General, administrative ("G&A") expense for the nine months ended September 30, 2005 reached $4,811,239 as compared to $2,857,577 for the nine months ended September 30, 2004. The increase in G&A was due mainly to the recently completed acquisitions and financing costs.

      The Company had a net loss of $1,524,545 for the nine months ended September 30, 2005, as compared to a net loss of $836,472 for the nine months ended September 30, 2004. The increase in net loss is due mainly to the non recurring costs associated with (a) an inventory write-down, (b) additional financing and acquisition costs, (c) costs associated with the consolidation of the retail division, and (e) increase in the Company's depreciation and amortization expense of intangible assets. The total increase in these expenses was $549,024 reaching $700,973 for the nine months ended September 30, 2005 as compared to $151,949 for the nine months ended September 30, 2004.

      As of September 30, 2005, the Company had an accumulated deficit of $3,283,675.

      FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

      As of September 30, 2005, total current assets were $4,354,547 which consisted of $1,032,746 of cash, $2,164,487 of accounts receivable, net of an allowance for doubtful accounts, $505,463 of inventories, and $651,851 of prepaid expenses.

      As of September 30, 2005, total current liabilities were $7,026,880 which consisted of $3,255,648 of accounts payable, $1,268,124 of accrued expenses and $1,646,987 of accrued acquisition obligations, $318,400 of a note payable on acquisitions and $537,721 of unearned revenue.

      The Company had negative net working capital at September 30, 2005 of $2,672,333. The ratio of current assets to current liabilities was 62%.

      The Company had a net increase in cash of $649,433 for the nine months period ended September 30, 2005 as compared to a net increase in cash of $212,369 for the nine months ended September 30, 2004. The net cash increase consisted of a net increase in cash of $810,843 from acquisitions offset by a net decrease of $161,410 from the company's business activities. Cash flows from financing activities and operations represented the Company's principal source of cash for the nine months ended September 30, 2005. Cash flows from financing activities during the nine months period ended September 30, 2005 were $4,817,555 which came from promissory notes. During the nine months ended September 30, 2004, the Company received proceeds of $ 1,260,387 from the issuance of common stock and convertible debenture.

      During the nine months period ended September 30, 2005, the Company had $294,570 cash provided from operating activities as compared to the nine months period ended September 30, 2004, where the Company had $710,061 cash used in operating activities. The cash provided from operating activities for the nine months period ended September 30, 2005 was due to accounts receivables that decreased by $416,178, inventories that decreased by $574,561, other assets that decreased by $30,028, accounts payable that increased by $136,187, notes payable on acquisitions that increased by $318,400, and unearned revenue that increased by $138,491, which were offset by prepaid expenses that increased by $218,067 and accrued expenses that decreased by $48,258. The cash used by operating activities for the nine months period ended September 30, 2004 was due to accounts receivable that decreased by $570,373, inventories that decreased by $180,326, which were offset by prepaid expenses that increased by $64,545, other assets that increased by 110,341, accounts payable that decreased by $500,130 and accrued expenses that decreased by 101,222.

      Capital  expenditures  were  $125,376  for the nine  months  period  ended
September 30, 2005 as compared to $185,194 for the nine months period ended September 30, 2004.

      Cash used for acquisition of business totaled $5,135,187 for the nine months ended September 30, 2005 as compared to $ 125,185 for the nine months period ended September 30, 2004.

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

      We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 we have not been profitable and have lost money on both a cash and overall basis. For the quarter ended September 30, 2005 we incurred a net loss of $1,524,545 and our accumulated deficit was $3,283,675 as compared to a net loss of $836,472 for the quarter ended September 30, 2004 and our accumulated deficit was $1,521,632.

      Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets September 30, 2005, Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations could be at Risk. We had a working capital deficit of $2,674,333 at September 30, 2005 which means that our current liabilities exceeded our current assets on September 30, 2005 by $2,672,333.

      Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, AS AMENDED. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      |X|   With a price of less than $5.00 per share;

      |X|   That are not traded on a "recognized" national exchange;

      |X| Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      |X| In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      |X| Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

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

      We Are  Subject  to  Price  Volatility  Due to Our  Operations  Materially
Fluctuating. As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

      |X|   our ability to retain existing clients and customers;

      |X|   our ability to attract new clients and customers at a steady rate;

      |X|   our ability to maintain client satisfaction;

      |X|   the extent to which our products gain market acceptance;

      |X|   the timing and size of client and customer purchases;

      |X|   introductions of products and services by competitors;

      |X|   price competition in the markets in which we compete;

      |X|   our ability to attract, train, and retain skilled management,

      |X|   the amount and timing of  operating  costs and capital  expenditures
            relating  to  the  expansion  of  our  business,   operations,   and
            infrastructure; and

      |X| general economic conditions and economic conditions specific to the wireless and portable communication device industry.

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

      Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources. Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may: |X| issue stock that would dilute our current stockholders' percentage ownership; |X| incur debt; |X| assume liabilities; |X| incur amortization expenses related to goodwill and other intangible assets; or |X| incur large and immediate write-offs.

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

Our operation of any acquired business will also involve numerous risks, including:

      |X| integration of the operations of the acquired business and its technologies or products;

      |X|   unanticipated costs;

      |X|   diversion of management's attention from our core business;

      |X| adverse effects on existing business relationships with suppliers and customers;

      |X| risks associated with entering markets in which we have limited prior experience; and

      |X| potential loss of key employees, particularly those of the purchased organizations.

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

      Teleplus also recognizes revenue through the resale of residential and commercial telephone lines. The resale of long - distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and revenue is recognized when the customer receives the service.

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

ITEM 2. CHANGES IN SECURITIES

      During the third quarter, 2005 we issued 1,783,633 common shares to Cornell Capital Partners ("Cornell") in connection with the conversion of convertible debentures.

      During the third quarter, 2005 we issued 1,647,617 common shares to Cornell Capital Partners ("Cornell")

      On July 15th, 2005 we issued 2,500,000 shares to Cornell Capital Partners ("Cornell") as a fee under the Standby Equity Distribution agreement signed that same day.

      August 19th, 2005, the Company issued 60,000 common shares to its directors as payment of director fees.

      September 29th, 2005, the Company issued 70,000 common shares to its directors as payments of director fees.

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

            31.3                  Certificate of the President and COO
                                  Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002                   *

            32.1                  Certificate of the Chief Executive
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002               *

            32.2                  Certificate of the Chief Financial
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002               *

            32.3                  Certificate of the President and COO
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002               *

*     Filed Herein.

b) MATERIAL REPORTS FILED

The Company filed the following report on Form 8-K and 8-K/A during the quarter for which this report is filed:

      (1) Form 8-K filed on July 19, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP ("Cornell"). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

      (2) Form 8-K filed on July 20, 2005, to describe the acquisition of Telizon, Inc. ("Telizon"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Telizon principals. Also included to this 8k was the issuance of 2,000,000 preferred shares to a company controlled by our CEO, the creation of a Phantom Stock Program and issuance of certain options to our executives.

      (3) Form 8-K filed on September 21, 2005, to announce the appointment of Gordon Chow to the board of directors of TelePlus.

      (4) Form 8-K/A filed on September 22, 2005, as an amended to form 8-k filed 20 July 2005 to provide the audited financial statements of Telizon, Inc ("Telizon"), recently acquired by TelePlus Connect Corp ("TelePlus Connect"), a fully owned subsidiary of TelePlus Enterprises, Inc. ("TelePlus"). Also included in this amendment are pro forma financials between Telizon and TelePlus.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEPLUS ENTERPRISES, INC.

DATED: November 14, 2005                    By: /s/ Marius Silvasan
                                               ------------------------
                                               Marius Silvasan
                                               Chief Executive Officer


DATED: November 14, 2005                    By: /s/ Robert Krebs
                                               ------------------------
                                               Robert Krebs
                                               Chief Financial Officer


DATED: November 14, 2005                    By: /s/ Kelly McLaren
                                               ------------------------
                                               Kelly McLaren
                                               President & COO