Form 10KSB
period 2005-12-31
TELEPLUS ENTERPRISES INC
filed 2006-03-31
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1st, 2005 to December 31st, 2005

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $8,092,689.

      The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 9, 2006, was approximately $13,635,737.

      As of March 10, 2006 the issuer had 86,403,786 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                           TELEPLUS ENTERPRISES, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2005
                                      INDEX

                                     Part I

Item 1.  Description of Business ............................................  3

Item 2.  Description of Property ............................................ 14

Item 3.  Legal Proceedings .................................................. 14

Item 4.  Submission of Matters to a Vote of
         Security Holders ................................................... 15

                                     Part II

Item 5.  Market for Common Equity and Related
         Stockholder Matters ................................................ 15

Item 6.  Management's Discussion and Analysis or
         Plan of Operation .................................................. 16

Item 7.  Financial Statements ............................................... 28

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure ......................................................... 46

Item 8A. Controls and Procedures ............................................ 46

                                    Part III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .................................. 47

Item 10. Executive Compensation ............................................. 50

Item 11. Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder Matters .............. 51

Item 12. Certain Relationships and Related
         Transactions ....................................................... 52

Item 13. Exhibits and Reports on Form 8-K
         (a)   Exhibits ..................................................... 52

         (b)   Reports on Form 8-K .......................................... 52

Item 14. Principal Accountant Fees and Services ............................. 54

Signatures .................................................................. 55

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Teleplus Enterprises, Inc. ("TelePlus", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

      TelePlus Enterprises, Inc. ("TelePlus") is a provider of Wireless and Telecom products and services across North America. TelePlus Connect, Corp. is a reseller of a variety of Telecom services including landline, long distance and internet services. TelePlus Wireless, Corp. -under the brand name "Liberty Wireless" - operates a virtual wireless network selling cellular network access to distributors in the United States. www.telepluswireless.com, www.libertywireless.com and www.vivaliberty.com are among some of the websites operated by TelePlus.

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

      In February 2006, the Company completed its transition from retail operations to wireless and telecom services reselling as more fully described below in the section on Recent Business Developments.

      GROWTH IN CANADA:

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

      To facilitate the rollout of this service, the Company acquired 100% of the shares of (a) Keda Consulting Corp. and Freedom Phones Lines on April 1st, 2005 (b) Avenue Reconnect, Inc. on June 1st, 2005, and (c) Telizon Inc. in July 2005.

      o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Following closing of the acquisition, Keda changed its name to TelePlus Connect Corp. and Keda's management have taken over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.

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

      o Telizon Inc, headquartered in Ontario, Canada, is a reseller of landline and long distance services as well as an internet service provider. Telizon currently services over 18,000 commercial and residential lines in the Ontario area. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million.

GROWTH IN THE UNITED STATES:

      The Company through its wholly owned subsidiary TelePlus Wireless, Corp. ("TelePlus Wireless") is offering wireless prepaid services commonly called MVNO ("Mobile Virtual Network Operator"). TelePlus Wireless services are primarily, but not exclusively, catered to the "Unbanked" segment of the market, "Unbanked" customers are those customers who are not able to access the carriers' offers as they don't qualify under the carriers' credit policies. Nonetheless the "unbanked" segment is the fastest growing segment in the wireless and telecom industry. This segment is currently poorly serviced by the incumbents, thus creating an opportunity for TelePlus Wireless to take a substantial share of the market. This market was developed first in Europe, where more than 20 MVNO's can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe.

      To facilitate the rollout of Teleplus' MVNO service, the Company announced:

      o On December 29, 2005, the acquisition from Star Number, Inc. (which is part of the Inphonic group) of certain assets of Liberty Wireless, the third largest wireless reseller on the Sprint PCS network. This acquisition has provided TelePlus with an established customer base and strong infrastructure.

PRINCIPAL PRODUCTS AND SERVICES

TelePlus is a provider of wireless and telecommunications services in Canada and the U.S. Our products include prepaid and postpaid wireless, landline, long distance and internet services. To our wireless users we also provide a full range of handsets and related accessories.

DISTRIBUTION

We distribute our products through our websites, third party websites, select distributors in U.S. and Canada and through a variety of direct marketing initiatives.

COMPETITIVE OVERVIEW

      WIRELESS SECTOR

      The wireless industry is a growing industry of the Telecommunications Sector.

      As time passes, wireless phones are becoming more and more commonplace. According to EMC, a leading researcher and publisher of intelligence about wireless markets, there are now more than 1 billion wireless phone subscribers worldwide and 50% of all calls in the world will soon be wireless. IDC estimates that total sales of worldwide mobile phones increased 20% in 2004 to 658 million units. Some key trends that investors should be aware of and are important in evaluating the industry's potential growth include the following:

      o The cost of acquiring and maintaining a wireless plan has dropped over the years as a result of pricing pressures, promotional events by carriers, and increased customer churn (customer churn is defined as the number of clients who cancel their contracts with the carrier prior to the end of the term);

      o The wireless telecommunications industry is experiencing (and will continue to experience) significant technological change, which has led wireless carriers to upgrade their wireless networks capabilities and rollout new products and service offerings, such as photos, music, and wireless Internet (Wi-Fi)

      o Wireless phones manufactures, such as Samsung , LG, and Pantech, are now marketing next generation phones with advanced features;

      o The image of wireless devices has changed from a luxury gadget to a business and entertainment tool. Moreover, the Yankee Group has stated that Americans are now looking at wireless services as a utility rather than a novelty;

      o Wireless numbers portability, which recently took effect, provides customers with more flexibility when choosing a carrier and increases the rate of new activations, and according to J.D. Power, consumers are increasingly more satisfied with their wireless service, call quality, and cost.

NORTH AMERICAN INDUSTRY OVERVIEW

AMERICAN WIRELESS INDUSTRY

      The growing nature of the American wireless industry is illustrated by the following statistics:

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

CANADIAN WIRELESS INDUSTRY

      According to industry data, by the end of 2005, more than half of all Canadians will be mobile phone customers, Canadians currently use more than 12 million wireless phones on a daily basis. According to the Canadian Radio-television and Telecommunications Commission, the wireless industry is a key driver of the Canadian Telecommunications sector, consistently posting double digit sales gains, recently increasing 13% to over $8 billion. The Canadian Wireless Telecommunications Association estimates that in 2004 there were over 13,6 million wireless subscribers, including 10,4 million postpaid and 3,2 million prepaid,

MVNO MARKET OVERVIEW

      Mobile Virtual Network Operators (or MVNOs), which buy mobile services from established wireless operators and resell the service under their own brand names, were first developed in Europe, where there are currently over 20 MVNOs, including Tele2 and Mobilcom of Germany, Virgin Mobile from the UK and Wireless Maingate from Sweden. The last two companies are believed to be two of the early pioneers in this space. Others companies that have or are developing MVNO offerings in North America include AT&T (NYSE: T), Boost, ESPN, Tracfone, Qwest (NYSE: Q), and TelePlus.

      The primary advantage of operating as an MVNO is that such an operation requires much less capital and overhead than the operations of a traditional wireless carrier. An MVNO simply utilizes existing networks from established carriers. However, substantial amounts of monies may be needed to build brand recognition and pay for access to a carrier's network.

      A secondary advantage to retail oriented companies, such as TelePlus, is that an MVNO offering may provide opportunity to expand its overall margins as it picks up incremental revenues at higher margins.

INTELLECTUAL PROPERTY

TelePlus holds the following trademarks.

      o     In Canada: SimplySellular trademark granted January 7th 2005.

      o     In the United States:

            o Trademark Ser. No. 78/326,834 Liberty Wireless for All; Register Number 2,979,533

            o Trademark Ser. No. 78/371,483 Liberty Wireless; Register Number 2,928,910

NEED FOR GOVERNMENT APPROVAL

TelePlus needs the following governmental approvals to operate:

      1.    Section 214 authorization; and

      2.    FCC Form 499 Registration.

EMPLOYEES

      TelePlus has a total of 50 employees, most of which are employed on a full-time basis.

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

      In December 2004, the Company announced it had signed a definitive agreement to acquire 100% of the shares of Keda Consulting Corp. Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Upon the completion of the acquisition of Keda, its name was changed to TelePlus Connect Corp. and Keda's management took over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset. The terms of the transaction call for TelePlus to pay the shareholders of Keda on an earn-out basis up to $16 million based on the achievement by TelePlus Connect Corp. of specific EBITDA benchmarks during the next 48 months. The Company closed the acquisition of Keda on April 1st 2005.

      In January 2005, the Company announced it entered into a definitive agreement to acquire Telizon, Inc., subject to the Company receiving financing for the deal. The transaction calls for TelePlus to pay a total consideration of $8.6M to the shareholders of Telizon in exchange of 100% of the Telizon shares. $3.3M is to be paid on closing, $1.93M 12 months after closing and $1.45M 24 months after closing, the remaining balance of $1.93M is being paid in 24 monthly payments of $80.6k per month. Telizon is a reseller of landline/long distance services and also an Internet service provider. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million. The Company obtained the required financing to close the transaction on July 15th, 2005. Once the financing was obtained the Company closed the acquisition of Telizon.

      As at March 28, 2005 Teleplus received $750,000 from Cornell Capital Partners LP. These funds were drawn against the $10,000,000 Standby Equity Agreement that was secured on July 16, 2004.

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

      In April 2005, the Company announced it entered into a definitive agreement to acquire Canada Reconnect, Inc., Canada's largest reseller of landline, long distance and Internet prepaid services. The transaction calls for TelePlus to pay a combination of cash and stock valued at $3.0M to the shareholders of Canada Reconnect in exchange for 100% of Canada Reconnect's shares. Canada Reconnect has annual revenues of $5.4 million and EBITDA of $1.0 million and services over 6,000 customers across Canada. On January 4, 2006, the Company announced that it decided not to proceed with the acquisition of Canada Reconnect.

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

      On December 13, 2005 Teleplus entered into a certain Securities Purchase Agreement ( "SPA") with Cornell Capital Partners , LP Pursuant to which the company issued to Cornell $9,225,000 in secured convertible debentures of even date with the SPA. The Debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety - five percent (95%) of the lowest volume weighted price of common stock for thirty trading days immediately preceding the conversion date. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The Debentures are secured by certain pledged assets of the Company. In connection with the Debentures the company issued 1,250,000 shares of common stock as financing costs. As at December 31, 2005 the balance outstanding in Convertible Debentures was $9,225,000. In connection with the SPA the Company also issued Cornell a warrant to purchase 33,000,000 shares of the Company's common stock.

      On January 13, 2006. Teleplus Retail Services , Inc.( " Retail "), a Canadian subsidiary of the Company , filed in Canada a Notice of Intention to Make a Proposal under the Bankruptcy and Insolvency ACT ( Canada) ( " the Act") as a first step toward the divestiture by the Company of its unprofitable retail division. The Company elected not to have Retail make a proposal and, as a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The Company has also determined that it will have no continuing involvement in retail operations going forward and that retail operations will no longer constitute a segment of the overall business operations of the Company in the year ending December 31, 2006.

      On December 29, 2005, Teleplus Wireless, Corp. ("TelePlus Wireless"), a wholly-owned subsidiary of the Company purchased from Star Number, Inc. ("SNI"), a wholly-owned subsidiary of InPhonic, Inc. ("InPhonic"), certain assets related to its Liberty Wireless business (the "Purchased Assets") including customer lists, the "Liberty Wireless" brand and SNI's rights under certain agreements, the whole effective as of December 31, 2005. The aggregate purchase price (the "Purchase Price") payable by TelePlus Wireless to SNI for the Purchased Assets shall, subject to adjustment in accordance with the Agreement shall be a maximum of $1,900,000, which amount is payable as follows: (a) $1,400,000 in cash on the closing date; and (b) $500,000 in four (4) equal successive quarterly cash instalments of US$125,000 each subject to adjustment in accordance with the Agreement, the first such instalment payable 90 days from the closing date.

ITEM 2. DESCRIPTION OF PROPERTY

      TelePlus currently has in place 1 lease for its principal office in Montreal, Canada and 1 lease for its office in Miami, Florida. The Company's principal office is located in approximately 5,500 square feet of leased office and the monthly rental commitment is USD$5,834. The Company's Miami office is located in approximately 3031 square feet of leased space and the monthly rental commitment is USD$5676. The term of each lease is for 5 years.

ITEM 3. LEGAL PROCEEDINGS

      The following proceedings have been initiated against TelePlus. Management does not believe that the following legal proceedings would have a materially adverse impact on our business or our results of operations.

Proposed Tax Assessment. TelePlus is involved in proceedings with the Minister of Revenue of Quebec. The Minister of Revenue of Quebec has proposed an assessment of for the Goods and Services Tax and Quebec Sales Tax of approximately CDN$474,000 and penalties of approximately CDN$168,000. The proposed tax assessment is for CDN$322,000 for Quebec Sales Tax and CDN$320,000 for Goods and Services Tax. TelePlus believes that certain deductions initially disallowed by the Minister of Revenue of Quebec for the Quebec Sales Tax are deductible and is in the process of compiling the deductions to the Minister of Revenue of Quebec. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal. A former employee of TelePlus retail Services, Inc., a subsidiary of TelePlus, has initiated a claim in Quebec Superior Court in the amount of $90,000 against TelePlus for wrongful dismissal. The parties are at discovery stages.

Wrongful Dismissal. There is a claim from three individuals in British Columbia for an amount of about $ 147,000 and the issuance of 510,000 shares for which a letter of demand has been served on the Company. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and we are presently in discussion with the aforementioned individuals.

Consulting Fee. On 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d /b /a "Salamon Brothers" (as the plaintiff) against Teleplus. This matter arises out of an alleged agreement between the plaintiff and Teleplus. The plaintiff is seeking specific performance of the alleged agreement, money damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds the Company receives from Cornell Capital. Teleplus has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by Teleplus to the plaintiff. Teleplus believes that this lawsuit is without any merit, that the plaintiff's claims are unfounded and that Teleplus has good defenses against the claims asserted by the plaintiff. Teleplus also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. Teleplus intends to contest and defend against the plaintiff's claims. The foregoing notwithstanding, total liability to Teleplus, if it loses this lawsuit, could reach a maximum of 10% of all funds the Company receives from Cornell Capital.

Consulting Fee. On November 30, 2005, a lawsuit was filed in the Superior Court, State of California, County of San Diego (Case No. GIC 857605) by Business Consulting Group Unlimited (also known as BCGU) against Teleplus. The suit arises out of an agreement between BCGU and Teleplus. BCGU has alleged that Teleplus is in breach of the agreement and is seeking damages from Teleplus for certain tranches of compensation it allegedly earned and was to receive under the agreement. The compensation allegedly earned consists of $45,000 in cash, 560,000 shares of Teleplus restricted common stock, the right to exercise the rights under certain warrants to purchase shares of Teleplus common stock at $.65 per share and the right to exercise the rights under certain warrants to purchase shares of Teleplus common stock at $1.00 per share. Teleplus filed a counterclaim against BCGU for breach of the agreement for failing to properly and fully perform the services BCGU undertook to perform under the agreement. Teleplus is seeking a declaratory judgment that BCGU has breached the agreement and the return of cash and stock payment it has already made to BCGU. Teleplus believes that this lawsuit is without any merit, that BCGU's claims are unfounded and that Teleplus has good defenses against the claims asserted by BCGU. Teleplus also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount paid to BCGU.

Teleplus intends to vigorously defend all the lawsuits and claims against it. However, Teleplus cannot predict the outcome of these lawsuits and claims. An adverse resolution of the proposed tax assessment or the Salamon Brothers consulting fee could have a material adverse effect on our business, financial condition and results of operations.

The company has instigated the following claim against Wal-Mart Canada, corp.:

Wal-Mart Canada, Corp. The Company's subsidiary, TelePlus Management, instigated ON September 23rd, 2004 in the Ontario Superior Court of Justice a USD$5.0 million claim against Wal-Mart Canada Corp. for breach of agreement. The parties are at discovery stages.

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

                                                                  Bid Prices

Quarter Ended                                                  High        Low
------------------                                             -----       -----
December 31, 2005                                              $0.30       $0.21
September 30, 2005                                             $0.48       $0.27
June 30, 2005                                                  $0.55       $0.15
March 31, 2005                                                 $0.48       $0.34

There were 87 holders of record of the common stock as of March 10, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

      None.

CHANGES IN SECURITIES

2003

      On October 10, 2003, we issued 17,600,000 shares of common stock to Visioneer Holdings Group, Inc. pursuant to an asset purchase agreement with 3577996 Canada, a company in which Visioneer Holdings Group was a majority shareholder. The shares were issued for the aggregate purchase price of $17,600.

      On October 10, 2003, we issued 1,235,000 shares of common stock to TransCalling Communications, Inc., pursuant to an asset purchase agreement with 3577996 Canada, a company in which TransCalling Communications, Inc was a shareholder. The shares were issued for the aggregate purchase price of $1,235.

      On October 10, 2003, we issued 665,000 shares of common stock to Nicholas Shamy, pursuant to an asset purchase agreement with 3577996 Canada, a company in which Mr. Shamy was a shareholder. The shares were issued for the aggregate purchase price of $665.

      On November 24, 2003, we sold an aggregate of 750,000 restricted shares of our common stock for an aggregate of $750,000 in a private placement transaction with three entities that are not affiliated with us.

2004

      In January 2004, we issued 10,000 shares of common stock, $.001 par value per share to an unaffiliated entity in consideration for $10,000.

      In February 2004, we issued 25,000 shares of common stock, $.001 par value per share to an unaffiliated entity in consideration for $25,000.

      In April 2004, we issued 500,000 shares of common stock, $.001 par value per share to an unaffiliated entity in exchange for $500,000.

      On May 14, 2004, we issued 285,000 shares to the 5 shareholders of Smart Cell following the acquisition by TelePlus of 100% of the issued and outstanding shares of SmartCell. Shares were valued at $202,350.

      On May 18, 2004 we sold 57,000 shares of our common stock for $0.10 per share in connection with a private placement. Shares were valued at $5,700. On June 25, 2004 we issued Cornell Capital Partners 245,193 shares of our common stock as a commitment fee under an Equity Distribution Agreement between TelePlus and Cornell Capital Partners. The value of the shares was $190,000.

      On June 25, 2004 we issued a secured convertible debenture to Cornell Capital Partners pursuant to a Securities Purchase Agreement with Cornell Capital Partners. The aggregate amount of the secured convertible debenture was $1,000,000.

      On June 25, 2004 we issued 12,905 shares of our common stock to Newbridge Securities Corporation as a placement agent fee. The value of the shares was $10,000.

      In October, 2004 we issued 223,664 shares to Cornell Capital Partners in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell Capital Partners. Repayment totaled 100,000.

      In November, 2004 we issued 839,642 shares to Cornell Capital Partners in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornel Capital Partners. Repayments totaled 300,000.

      In December, 2004, we issued an aggregate of 140,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the Cellz principals in connection with the acquisition of Cellz.

      In December, 2004, we issued an aggregate of 120,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the SmartCell principals in connection with the acquisition of SmartCell.

      In December, 2004 we issued 10,000 shares of our common stock to Michael Karpheden, a director of TelePlus, as director's compensation pursuant to a private placement. Shares were valued at $1,000.

      In December, 2004 we issued 10,000 shares of our common stock to Hakan Wretsell, a director of TelePlus, as director's compensation pursuant to a private placement. Shares were valued at $1,000.

2005

      During the first quarter, 2005 we issued 2,388,694 shares to Cornell Capital Partners in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell Capital Partners. Repayments totaled $850,000.

      March 31, 2005, we issued an aggregate of 964,706 shares of its common stock, $.001 par value per share which were not registered under the Act to the Freedom principal in connection with the acquisition of Freedom. Shares were valued at $328,000.

      During the second quarter, 2005 we issued 6,275,896 shares to Cornell Capital Partners in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding with Cornell Capital Partners. Repayments totaled $1.1M

      April 5, 2005, we issued 50,000 shares to its directors as payment of director fees. Shares were valued at $15,500.

      May 12, 2005, we issued 50,000 shares to Bondy & Schloss LLP as part of a settlement reached by TelePlus with Ivan Berkowitz, Michael Rosenbaum and BG Holdings, LLC in relation to a failed financing transaction. Shares were valued at $11,000.

      May 30, 2005, we issued 187,500 shares to a third party for payment of services rendered. The shares were valued at $28,125. June 10, 2005, we issued 333,333 shares to a third party for payment of services rendered. The shares were valued at $130,000.

      July 15, 2005, we issued 2,500,000 shares to Cornell Capital Partners ("Cornell") as a fee under the Standby Equity Distribution agreement signed that same day. These shares were valued at $800,000. December 19, 2005, Cornell returned to us 1,250,000 shares as part of a new finance arrangement. These shares were valued at $400,000.

      August 19th, 2005, we issued 60,000 common shares to its directors as payment of director fees. These shares were valued at $19,800.

      September 29th, 2005, we issued 70,000 common shares to its directors as payments of director fees. These shares were valued at $20,300.

      September 2nd, 2005, we issued 800,503 shares to a third party as finder fee for the Telizon Inc. acquisition. These shares were valued at $248,156.

      October 28th, 2005, we issued 424,000 to various employees as payment of bonuses earned in 2005. These shares were valued at $101,760.

      November 7th, 2005, we issued 280,000 shares to a third party as finder fee for the Avenue Reconnect Inc. acquisition. These shares were valued at $64,400.

      November 7th, 2005, we issued 280,000 shares to a third party as finder fee for the Freedom acquisition. These shares were valued at $84,000.

      November 23rd, 2005, we issued 850,000 shares to two third parties for payment of a variety of consulting services rendered. The shares were valued at $187,000.

      December 6th, 2005 we issued 70,000 common shares to its directors as payment of director fees. The shares were valued at $18,900.

      July 1st 2005 we issued 2,000,000 shares of Class A Preferred shares to Visioneer Holdings Group, Inc. which is beneficially owned by our CEO & Chairman, Marius Silvasan, for services rendered. The Class A Preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of TelePlus, are non participating and no dividends can be declared there on.

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

      TelePlus Enterprises, Inc. ("TelePlus") is a provider of Wireless and Telecom products and services across North America. TelePlus Connect, Corp. - is a reseller of a variety of Telecom services including landline, long distance and internet services. TelePlus Wireless, Corp. -under the brand name "Liberty Wireless" - operates a virtual wireless network selling cellular network access to distributors in the United States. www.telepluswireless.com, www.libertywireless.com and www.vivaliberty.com are among some of the websites operated by TelePlus.

GROWTH IN CANADA:

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

GROWTH IN THE UNITED STATES:

      The Company through its wholly owned subsidiary TelePlus Wireless, Corp. ("TelePlus Wireless") is offering wireless prepaid services commonly called MVNO ("Mobile Virtual Network Operator"). TelePlus Wireless services are primarily, but not exclusively, catered to the "Unbanked" segment of the market, "Unbanked" customers are those customers not being able to access the carriers offers as these they don't qualify the carriers' credit policies. Nonetheless the "unbanked" segment is the fastest growing segment in the wireless and telecom industry. This segment is currently poorly serviced by the incumbents creating an opportunity for TelePlus Wireless to take a substantial share of the market. This market was developed first in Europe, where more than 20 MVNO's can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO's launched in Europe.

      To facilitate the rollout of Teleplus' MVNO service, the Company announced:

      o January 1st, 2006 the acquisition from Star Number, Inc. (which is part of the Inphonic group) of certain assets of Liberty Wireless, the third largest wireless reseller on the Sprint PCS network. This acquisition has provided TelePlus with an established customer base and strong infrastructure.

COMPARISON OF OPERATING RESULTS

      On January 13th, 2006 ,Teleplus Retail Services, Inc.("Retail"), a Canadian subsidiary of the Company, filed in Canada a Notice of Intention to Make a proposal under the Bankruptcy and Insolvency Act (Canada) (the "Act") as a first step toward the divestiture by the Company of its unprofitable retail division. The Company elected not to have retail make a proposal under the Act and discontinued its operations as of February 12, 2006. The Company has also determined that it will have no continuing involvement in retail operations going forward and that the retail operations will no longer constitute a segment of the overall business operations of the Company in the year ended December 31, 2006. Therefore, the Company reclassified as discontinued operations the operating results of this division. The comparative operating are also classified to reflect the operating results of the discontinued operations separately in the comparative period.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

      Sales revenues for the fiscal year ended December 31, 2005 for the discontinued operation was $11,043,352 as compared to $12,180,501 for the fiscal year ended December 31, 2004.

      Net loss from discontinued operations for the fiscal year ended December 31, 2005 was $2,228,438 as compared to $602,386 for the fiscal year ended December 31, 2004.

      The continuing operations were acquired during the fiscal year ended December 31, 2005. As a result, there is no comparative analysis herein to the results of the fiscal year ended December 31, 2004.

      Sales revenues for the fiscal year ended December 31, 2005 for the continuing operation was $8,092,689. Cost of revenues for the fiscal year ended December 31, 2005 for the continuing operation was $5,409,705.

Gross profit for the fiscal year ended December 31, 2005 for the continuing operation was $2,682,984 and gross profit as a percentage of sales was 33%.

General administrative expenses for the fiscal year ended December 31, 2005 for the continuing operation was $2,612,572.

Interest expense for the continuing operation increased to $406,737 for the fiscal year ended December 31, 2005 from $48,207 for the fiscal year ended December 31, 2004.

      Amortization expense for the continuing operation was $406,737 for the fiscal year ended December 31, 2005 as compared to $57,471 for the fiscal year ended December 31, 2004.

The increase of interest expense and amortization expense was due mainly to the accrual of amortization and interest on the convertible debt and promissory note as part of the capital raised by the Company during the fiscal year ended December 31, 2005.

The Company had a net loss for the continuing operations of $598,455 for the fiscal year ended December 31, 2005, as compared to net loss of $471,584 for the fiscal year ended December 31, 2004.

Including both discontinued and continuing operations for the fiscal year ended December 31, 2005, the Company incurred a net loss of $2,826,893 as compared to $1,073,970 for the fiscal year ended December 31, 2004.

      As of December 31, 2005, the Company had an accumulated deficit of $4,586,023.

LIQUIDITY AND CAPITAL RESOURCES

This discussion on liquidity and capital resources includes only the results from the continuing operation.

      As of December 31, 2005, total current assets were $4,299,788 which consisted of $2,604,915 of cash, $1,545,727 of accounts receivable, $31,130 of income tax receivable, and $184,411 of prepaid expenses.

      As of December 31, 2005, total current liabilities were $8,912,959 which consisted of $997,666 of accounts payable expenses, $2,074,256 of accrued expenses, accrued acquisition obligations of $4,575,558 and unearned revenue of $1,265,479.

      The Company had negative net working capital as at December 31, 2005 of $(4,546,776). The ratio of current assets to current liabilities was 0.51. The Company can force the exercise of warrants in accordance with the new Securities Purchase agreement entered into on December 13, 2005. The new agreement states that the company can force the exercise of warrants if the Company maintains specific levels of the stock price and trading volume for a period of ten consecutive days. Should all warrants be exercised the total consideration available to the Company is approximately $ 9,350,000.

In addition approximately $ 1,000,000 of the accrued acquisition obligations must be settled by cash flow generated from the operations for the year ended December 31, 2006 and $359,000 of the accrued acquisition obligations will be settled by the issuance of common stock.

      The Company had a net increase in cash of $2,316,291 for the fiscal year ended December 31, 2005. Cash flows from financing activities represented the Company's principal source of cash for the fiscal period ended December 31, 2005. Cash flows from financing activities during the fiscal period ended December 31, 2005 were $7,718,194, consisting of proceeds in the amount of $1,137,002 from the raising of debts and financing, and $6,581,192 from the issuance of convertible debentures. During the fiscal year ended December 31, 2004, the Company received $1,577,973 from the raising of debts and financing, $160,658 from the issuance of common stock and $692,388 from the issuance of convertible debentures.

      During the fiscal period ended December 31, 2005, the Company had $231,929 cash used in operating activities as compared to the fiscal period ended December 31, 2004, where the Company had $426,611 cash used in operating activities. The cash used in operating activities for the fiscal year ended December 31, 2005 was due to accounts receivable that increased by $252,111 income tax receivables that increased by $10,791 and accrued expenses that decreased by 14,502, which were offset by inventory that decreased by $8,390, accrued receivables that decreased by 45,297, prepaid expenses that decreased by 34,525, accounts payable that increased by $133,359,and deferred revenue that increased by $160,229. The cash used in operating activities for the fiscal year ended December 31, 2004 was due to accounts receivable that increased by $30,000, inventories that increased by $8,390 and prepaid expenses that increased by $173,113, which were offset by accrued expenses that increased by $199,005.

      Capital expenditures were $162,699 for the fiscal period ended December 31, 2005 as compared to $43,915 for the fiscal year ended December 31, 2004.The Company used $6,451,716 to acquire other companies in 2005, as compared to $170,839 in 2004. The expenditures represent negative cash flows from investing activities.

      The Company requires additional capital to support strategic acquisitions and its current expansion plans. Should the Company not be able to draw access additional capital, this may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

COMMITMENTS FOR OPERATING LEASES:

      Teleplus has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2009. These leases require Teleplus to pay all operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2005 and 2004 was $176,801 and $1,018,007 respectively. The amounts for 2004 include amounts paid for the discontinued operation. As of December 31, 2005, the minimum lease payment under these leases during 2006 was $176,800.

RISK FACTORS

      Management recognizes that we may need to raise additional financing to fund our ongoing operations and implement our business plan. The Company may require additional capital to support strategic acquisitions and its current expansion plans. Their can be no guaranty that such capital will be available to the Company when required or that such capital would be on terms acceptable to the Company. In addition, any additional financing may involve dilution to the Company's then-existing shareholders.

      The Company is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST"), of approximately $474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for QST and $320,000CDN for GST. Teleplus has made an initial payment of $80,500 towards the proposed tax assessment as of December 31, 2005. this a Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to present to the MRQ. Teleplus also believes that export sales to the United States of America are exempt from the GST. In accordance with SFAS No. 5, "Accounting for Contingencies," Teleplus makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision for this matter has been accrued. Teleplus reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Dealing with taxing authorities is inherently unpredictable. However, Teleplus believes that it has valid defenses with respect to the proposed tax assessment pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. It is possible that the outcome of these proceedings could have a material adverse effect on our cash flows or on our results of operations.

      Consulting Fee. On 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d /b /a "Salamon Brothers" (as the plaintiff) against Teleplus. This matter arises out of an alleged agreement between the plaintiff and Teleplus. The plaintiff is seeking specific performance of the alleged agreement, money damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds the Company receives from Cornell Capital. Teleplus has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by Teleplus to the plaintiff. Teleplus believes that this lawsuit is without any merit, that the plaintiff's claims are unfounded and that Teleplus has good defenses against the claims asserted by the plaintiff. Teleplus also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. Teleplus intends to contest and defend against the plaintiff's claims. The foregoing notwithstanding, total liability to Teleplus, if it loses this lawsuit, could reach a maximum of 10% of all funds the Company receives from Cornell Capital. It is possible that the outcome of these proceedings could have a material adverse effect on our cash flows or on our results of operations.

      Our Inability To Secure Competitive Pricing Arrangements In A Market Dominated By Larger Competitors With Higher Financial Resources Could Have A Material Adverse Affect On Our Operations. Profit margins in the wireless and communication industry are low. Our larger competitors, who have more resources, have the ability to reduce their prices significantly lower than current prices. This would further reduce our profit margins. Should such an event occur and management chose not to offer competitive prices, we could lose our market share. If we chose to compete, the reduction in profit margins could have a material adverse effect on our business and operations.

      We have historically lost money and losses may continue in the future, which may cause us to curtail operations. Since 2003 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2005 we incurred a net loss of $2,826,893, including a loss from discontinued operations of $2,228,438, and our accumulated deficit was $4,586,023. Our net loss for the year ended December 31, 2004 was $1,073970, including a loss from discontinued operations of $602,386, and our accumulated deficit at the end of December 31, 2004 was $1,759,130. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and 2005, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk. We had a working capital deficit of $4,088,371 (excluding discontinued operations) for the year ended December 31, 2005 and $1,695,868 for the year ended December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2005 by $4,546,776 and by $1,695,868 on December 31, 2004.
Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005, and on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations. Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Kelly McLaren, our President, and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

      We Rely In Large Part On One Wireless Telecommunications Carrier With Whom We Have Business Arrangements. Our Success Depends On Our Ability To Meet Our Obligations To This Carrier And The Abilities Of Our Wireless Telecommunication Carrier. We depend on our wireless telecommunications carriers and product manufacturers to provide our customers with wireless services and communication devices. Currently, our wireless products and services accounts are dependant upon arrangements with Sprint Spectrum L.P. After an initial 3-year term, such arrangement may be renewed for additional 1-year terms, unless either party elects not to renew by providing 120 days prior written notice. Failure to maintain continuous relationships with this and other wireless communications carriers and product manufacturers would materially and adversely affect our business, including possibly requiring us to significantly curtail or cease our operations. Additionally, wireless telecommunications carriers may sometimes experience equipment failures and service interruptions, which could, if frequent, adversely affect customer confidence, our business operations and our reputation.

      We Rely In Large Part On One Telecom Services Provider With Whom We Have Business Arrangements. Our Success Depends On Our Ability To Meet Our Obligations To This Provider And The Abilities Of Our Provider. We depend on one provider to provide our customers with telecom services. Currently, our telecom services accounts are dependant upon arrangements with Bell Canada. Our long distance contract expires in 2007 and our line contract expires in 2008. Each agreement may be renewed for additional terms of at least 2 years, unless either party elects not to renew by providing 30 days prior written notice. Failure to maintain continuous relationships with this and other telecom providers would materially and adversely affect our business, including possibly requiring us to significantly curtail or cease our operations.

      No Product Exclusivity. The products we currently sell are not exclusive to us thus allowing our competitors to offer similar products and potentially better prices.

      Price Erosion. The Company is faced with high price elasticity resulting in the erosion of its margin on certain products. Price wars oftentimes occur in the industry, which have a negative impact on profit margins.

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

The company receives co - operation advertising revenue from the telephone suppliers based on certain requirements to spend the available co-op advertising allotment. Any amount received under their program is deducted from advertising expense.

Teleplus' suppliers generally warrant the products distributed by Teleplus and allow returns of defective products, including those that have been returned to Teleplus by its customers. Teleplus does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Teleplus also recognizes revenue through the resale of residential and commercial telephone lines. The resale of long - distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and revenue is recognized when the customer receives the service,

Income Taxes

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

Deferred Charges

The Company amortizes the initial costs of its customers in the commercial telephone lines business over five years. The determination of the length of time being amortized is based on the average life that the customer is provided services by the Company. As at December 31, 2005 the cost being deferred by the Company is $81,295.

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

Deferred Financing Fees

Deferred financing fees represent fees paid in connection with the issue of convertible debt that runs for a period of 36 months. The deferred financing fees will be amortized over the terms of the respective debt. The Company incurred $170,212 in amortization expense for the year ended December 31, 2005.

Comprehensive Income

The Company has adopted Statement of Financials Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale of marketable securities.

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

ITEM 7. FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENT

                               FOR THE YEAR ENDED

                                December 31, 2005

                    REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Shareholders
Teleplus Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Teleplus Enterprises, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus Enterprises, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Toronto, Canada                                           Mintz & Partners LLP
March 27, 2006                                            Chartered Accountants

                           TELEPLUS ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                            (ALL NUMBERS ARE IN USD)

                                     ASSETS

Current assets

  Cash                                                             $  2,604,915

  Trade Accounts Receivables (note 2)                                 1,389,698
  Accrued and other accounts receivable                                 156,029
  Income Taxes Receivable                                                31,130
  Prepaid expenses                                                      118,016
  Assets Held From Discontinued Operations  (note 11)                 1,075,367
                                                                   ------------
Total current assets                                                  5,375,155

Property and equipment, net (note 3)                                    219,641
Goodwill                                                             17,778,185
Deferred Financing
Fees                                                                  2,165,377
Deferred Income Taxes                                                    35,506
Deferred Connection Charges (note 14)                                    81,295
                                                                   ------------
Total assets                                                         25,655,159
                                                                   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts Payable                                                      997,666
  Accrued Expenses                                                    2,074,256
  Accrued Acquisition Obligations (note 6)                            4,050,758
  Unearned Revenue                                                    1,265,479
  Liabilities Held From Discontinued Operations  note 11)             1,043,344
                                                                   ------------
Total current liabilities                                             9,431,503

Convertible Debentures (note 9)                                       9,225,000

Accrued Acquisition Obligations (note 6)                              6,213,720

SHAREHOLDERS' EQUITY:

Class A Preferred Stock, $.001 par value 10,000,000 shares
      Authorized, 2,000,000 issued and outstanding                        2,000
Common Stock $.001 par value ,150,000 shares authorized,
      86,404,786 issued and outstanding                                  86,404
Additional Paid in Capital                                            5,437,536
Accumulated Deficit                                                  (4,652,418)
Accumulated Other Comprehensive Income                                  (88,586)
                                                                   ------------

Total Shareholders' Equity                                              784,936

                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 25,655,159
                                                                   ============

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)
                                                             Years Ended
                                                             December 31,
                                                   ----------------------------
                                                      2005            2004
                                                   ------------    ------------
                                                                     (note 11)

Net revenues                                       $  8,092,689    $         --

Cost of Revenues                                      5,409,705

                                                   ------------    ------------

Gross Margin                                          2,682,984              --

General, Administrative and Selling                   2,612,572         365,906

                                                   ------------    ------------
Income (loss) before interest, income taxes ,
depreciation and amortization and discontinued
operations                                               70,412        (365,906)

Depreciation of Property and Equipment                   91,917

Amortization of Deferred Finance Fees                   170,213          57,471

Interest Expense                                        406,737          48,207

                                                   ------------    ------------

Income (loss) before Income Taxes                      (598,455)       (471,584)


Income Taxes                                                 --              --

                                                   ------------    ------------

Net  income (loss) from Continuing Operations          (598,455)       (471,584)

Net loss on Discontinued Operations (note 11)        (2,294,833)       (602,386)
                                                   ------------    ------------

Net Income (loss) for the Year                     $  2,893,288)   $ (1,073,970)

Loss per share

From continuing operations                         $      (0.01)   $      (0.01)

From discontinued operations                              (0.03)          (0.01)
                                                   ------------    ------------
Net income (loss) per share                        $      (0.04)   $      (0.02)

Weighted average shares outstanding:                 78,871,864      67,152,705
                                                   ============    ============

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2005 and 2004

                            (ALL NUMBERS ARE IN USD)

                                 ---------------------------------------------------------------------------------------------
                                         Common Stock            Additional                     Accumulated Other
                                                                  Paid-In         Accumulated     Comprehensive
                                                                  Capital           Deficit           Income         Total
                                   Shares          Amount
                                 ---------------------------------------------------------------------------------------------
Balance
  December 31, 2003               66,122,500     $    66,123     $   666,655      ($  685,160)     $     2,726     $    50,344

Comprehensive loss:
   Net loss                                                                       ($1,073,970)                     ($1,073,970)
   Foreign currency
   translation                                                                                     ($    2,298)    ($    2,298)


Issuance of common
   stock in connection with
   acquisition of Smart Cell         465,000     $       465     $   329,685                                       $   330,150

Issuance of common
   stock in connection with
   acquisition of Cellz              405,000     $       405     $   437,995                                       $   438,400

Issuance of common
   stock in connection with
   conversion of convertible
   debentures, net                   512,181     $       512     $   102,378                                       $   102,890

Issuance of common
   stock in connection with
   raising of Company
   financing, net                    551,125     $       551     $   183,899                                       $   184,450

Issuance of common
   stock in connection with
   raising of debt and capital       342,098     $       341     $   193,050                                       $   193,391

Issuance of common
  stock to directors                  20,000     $        20                                                       $        20

Issuance of common
   stock for cash, net               500,000     $       500     $   325,226                                       $   325,726

Cost of financing
   activities                                                    ($  111,467)                                      ($  111,467)

                                 ---------------------------------------------------------------------------------------------
Balance,
   December 31, 2004              68,917,904     $    68,917     $ 2,127,421      ($1,759,130)     $       428     $   437,636
                                 =============================================================================================

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                 -----------------------------------------------------------------------------------------------
                                         Common Stock            Additional                     Accumulated Other
                                                                  Paid-In         Accumulated     Comprehensive
                                                                  Capital           Deficit           Income         Total
                                   Shares          Amount
                                 -----------------------------------------------------------------------------------------------
Balance
  December 31, 2004               68,917,904     $     68,917    $  2,127,421     ($ 1,759,130)    $        428    $    437,636

Comprehensive loss:
   Net loss                                                                       ($ 2,893,288)                    ($ 2,893,288)
   Foreign currency
   translation                                                                                     ($    89,014)   ($    89,014)

Issuance of common
   stock in connection with
   acquisition of Telizon Inc
   and Freedom Phone Lines         1,080,503            1,080         311,476                                      $    312,556

Issuance of common
   stock in connection with
   acquisition of freedom
   phone lines                       964,706              965         327,035                                      $    328,000

Issuance of common
   stock in connection with
   conversion of convertible
   debentures, net                 4,966,808            4,967         450,384                                      $    455,351

Issuance of common
   stock in connection with
   raising of Company
   financing, net                  9,750,865            9,751       2,201,755                                      $  2,211,507



Issuance of common
  stock to directors                 250,000              250          74,250                                      $     74,500

Issuance of common stock
  To settle a lawsuit                 50,000               50          10,950                                      $     11,000

 Issuance of common stock
   inconnection with
   employee compensation             424,000              424         101,336                                      $    101,760

Cost of financing
   Activities                                                        (167,071)                                         (167,071)

                                 -----------------------------------------------------------------------------------------------
Balance,
   December 31, 2005              86,404,786           86,404       5,437,536     $ (4,652,418)    $    (88,586)   $    784,936
                                 ===============================================================================================

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)

                                                                  Years Ended
                                                                  December 31,
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) From Continuing Operations            $  (598,455)   $  (471,584)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
      Depreciation and amortization                            91,917              0
      Issuance of Common Shares for Compensation              158,517
      Amortization of Intangible Assets                       170,213         57,471
        Changes in assets and liabilities:
          Accounts Receivable                                (251,367)       (30,000)
          Accrued Receivables                                  45,298              0
          Income Tax Receivables                              (10,791)
          Inventory                                             8,390         (8,390)
          Prepaid expenses                                    100,921       (173,113)
          Accounts payable                                    111,310              0
          Accrued expenses                                    (49,130)       199,005
          Deferred Revenue                                    160,229              0
                                                          -----------    -----------
CASH FLOWS (USED IN) OPERATING ACTIVITIES                 $   (62,948)   $  (426,611)
                                                          ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                  (6,516,678)      (170,839)
  Acquisition of property and equipment                      (126,485)       (43,915)
  Deferred Connection Charges                                  (71489)            --
                                                          -----------    -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                 $(6,714,852)   $  (214,754)
                                                          ===========    ===========

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                                160,658

  Payments of debts and financing, net                       (535,000)            --
  Proceeds from raising of debt and financing, net            750,000      1,577,973
  Proceeds from issuance of convertible debentures, net     7,399,731        692,388
                                                          -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               $ 7,614,731    $ 2,431,019
                                                          ===========    ===========

Effect of Exchange Rate Changes on Cash                       (38,462)        (2,299)

NET INCREASE (DECREASE) IN CASH
Cash provided by (used in) Continuing Operations              798,469      1,789,654
  Cash acquired from acquisitions                           1,517,822              0
  Cash provided by (used in) discontinued operations          184,820     (1,504,846)
  Cash held by discontinued operations                       (279,509)             0
  Cash, beginning of period                                   383,313        100,804
                                                          -----------    -----------
  Cash, end of period From  Continuing  Operations        $ 2,604,915    $   383,313
                                                          ===========    ===========

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of business. The Company is a vertically integrated provider of wireless and landline products and services across North America. The Company's retail division - TelePlus Retail Services - owns and operates a national chain of TelePlus branded stores in major shopping malls, selling a comprehensive line of wireless and portable communication devices. TelePlus Wireless, Corp. operates a virtual wireless network selling cellular network access to distributors in the United States. TelePlus Connect, Corp. is a reseller of landline and long distance services including internet services. Teleplus was incorporated in Nevada in January 1999.

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

As shown in the accompanying financial statements, the company has a working capital deficit from Continuing operations of $4,088,371 because accrued acquisition obligations of $ 4,050,758 have been classified as current liabilities. The Company has the right to force the exercise of warrants issued with the new Securities Purchase Agreement entered into on December 13, 2005. The agreement states that the Company can force the exercise of warrants if the Company maintains specific levels of the stock prices and trading volume for a period of ten consecutive days. Should all warrants be exercised the total consideration available to the Company is approximately $ 9,350,000. In addition approximately $ 3,420,000 of the accrued acquisition obligations must be settled by cash flow generated by operations from the year ended December 2006 and $ 359,000 of the accrued obligations will be settled by the issuance of Common stock.

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

Discontinued Operations

The Company has followed SFAS 144. Accounting for the impairment or disposal of Long - Lived Assets accordingly recognized as discontinued operation. the results from the retail division being abandoned. The Company has also written down the assets relating to the retail division to their fair values.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible . The criteria for allowance provision are determined based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If the Company `s actual collections experience changes , revisions to the allowance may be required.

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

Revenue Recognition

The Company's revenue is also generated from the sale of wireless, telephony products and accessories to end users. Teleplus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company's recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, Teleplus provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

The Company receives co -operative advertising revenue from the telephone suppliers based on certain requirements to spend the available co-op advertising allotment.. Any amount received under their program is deducted from advertising expense.

The Company's suppliers generally warrant the products distributed by Teleplus and allow returns of defective products, including those that have been returned to Teleplus by its customers. Teleplus does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Teleplus also recognizes revenue through the resale of residential and commercial telephone lines. The resale of long - distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance is recorded as unearned revenue and recognized when the customer receives the service,

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Teleplus records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Foreign Currency Translation

The Canadian dollar is the functional currency of the Company. Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date. Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders' equity.

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines for customers. The Company amortizes deferred connection charges over five years. The determination of the length of time being amortized is based on the average life that the customer are provided services by the Company. As at December 31, 2005 the cost being deferred by the Company is $ 81,295.

Basic and Diluted Net Income (loss) per Share

Net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the potentially diluted effect of outstanding common stock options and warrants which are convertible to common shares. Diluted net loss per share will not been provided when the effect would be anti - dilutive.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued acquisition obligations approximate their respective fair values because of the short maturity of those instruments and the variable nature of any underlying interest rates. The rates of fixed obligations approximate the rates of the variable obligations. Therefore, the fair value of convertible debentures has been estimated to be approximately equal to their carrying value.

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

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issue of a convertible debentures. that runs for a period of 36 months. The deferred financing fees will be amortized over the terms of the respective debt. The Company incurred $ 170,212 in amortization expense for the year ended December 31, 2005.

Comprehensive Income

The Company has adopted "Statement of Financials Accounting Standards No. 130", Reporting Comprehensive Income . Comprehensive income is comprised of foreign currency translation adjustments

Recent Accounting Pronouncements

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

The Company's trade accounts receivable are shown net of allowance for doubtful accounts of as at December 31, 2005 as follows:

       Accounts receivable                                       $1,448,827
       Less: Allowance for doubtful accounts                         59,129
                                                                 ----------
                                                                 $1,389,698

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Teleplus' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment, at December 31, 2005 are as follows:

       Equipment                                                  $ 183,174
       Furniture and fixtures                                        92,504
       Business software                                            153,414
       Computer Hardware
                                                                    299,687
       Leasehold improvements                                        25,653
                                                                  ---------
                                                                    754,432
       Less: accumulated depreciation and amortization
                                                                   (534,791)
                                                                  $ 219,641

Depreciation and amortization expense was $ 91,917 and $267,300 for 2005 and 2004, respectively. It should be noted that the depreciation from 2004 was solely from the discontinued operation.

NOTE 4 - ACQUISITIONS

In April 2005 The Company purchased 100% of the issued and outstanding shares of 1523813 Ontario Lmited (Freedom Phone Lines), an Ontario based company.

The total purchase price was $ 910,010. The allocation to the assets acquired and liabilities assumed was as follows:

       Cash                                                      $ 185,194
       Accounts Receivables                                      $  74,497
       Fixed Assets ( net)                                       $  21,640
       Goodwill                                                  $ 893,212
       Accounts payable                                          $ (146,540)
       Deferred Revenue                                          $ ( 45,503)
       Accrued Liabilities                                       $ ( 72,490)
                                                                 ---------

       Net assets acquired at fair value                         $ 910,010

       Total Consideration:

       964,706 Common shares                                     $ 328,000
       Cash                                                      $ 582,010
                                                                 ---------
                                                                 $ 910,010

Goodwill of $894,000 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes.. A formal valuation of the purchase price will be completed after year end to determine if any other allocation to intangible asset other than goodwill is necessary. Goodwill will not be amortized and will be tested for impairment , at least annually

The results of operations of Freedom Phone Lines Inc have been included in The Company's consolidated statements of operations since the completion of the acquisition in April 2005.

In June 2005 The Company purchased 100% of the issued and outstanding shares of Avenue Reconnect Inc., an Ontario based company.

The total purchase price was $ 641,285. The allocation to the assets acquired and liabilities assumed based on the established fair market value was estimated as follows.

       Cash                                                       $   7,784
       Accounts Receivable                                        $  13,546
       Other Assets                                               $  15,936
       Fixed Assets ( net)                                        $  18,868
       Goodwill                                                   $ 616,698
       Accounts Payable                                           $ (31,547)
                                                                  ---------

       Net assets acquired at fair value                          $ 641,285

       Total Consideration:

       Cash (of which $118,246 is payable                         $ 641,285
         as at December 31, 2005)

Goodwill of $616,698 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes.. A formal valuation of the of the purchase price will be completed after year end to determine if any allocation to intangible assets other than goodwill is necessary. Goodwill will not be amortized and will be tested for impairment , at least annually.

The results of operations of Avenue Reconnect Inc have been included in The Company's consolidated statements of operations since the completion of the acquisition in June 2005.

In July 2005 the Company purchased 100% of the issued and outstanding shares of Telizon Inc and 1500536 Ontario Inc ( One Bill) , Ontario based Companies.

The total purchase price was $ 9,391,322 . The allocation to the assets acquired and liabilities was estimated as follows:

       Cash                                                     $   617,844
       Accounts Receivables                                     $ 1,262,285
       Prepaid Assets                                           $    41,285
       Fixed Assets (Net)                                       $   108,798
       Deferred Taxes                                           $    33,796
       Goodwill                                                 $ 8,979,284
       Accounts Payable                                         $  (669,198)
       Accrued Liabilities                                      $  (629,045)
       Unearned Income                                          $  (353,727)
                                                                -----------

       Net assets acquired at fair value                        $ 9,391,322

       Total Consideration:

       Cash (of which $ 4.980,000 is                            $ 9,391,322
         Payable after December 2005)

Goodwill.of $8,979,284 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes.A formal valuation of the purchase price will be completed after year end to determine if any allocation of the purchase price to intangible assets other than goodwill is necessary. Goodwill will not be amortized and will be tested for impairment. . The results of operations of Telizon Inc and One Bill Inc have been included in The Company's consolidated statements of operations since the completion of the acquisition in July 2005.

In connection with the above acquisitions , the Company has agreed to additional consideration of up to $17,839,000 payable on an earn out basis based on the achievements of specific operating benchmarks during 48 months period following the acquisitions

An additional amount of $5,086,674 has been allocated to goodwill as at December 31, 2005 based on the achievements of Freedom Phone Lines, Avenue Reconnect and Telizon Inc and One Bill Inc reaching specific benchmarks up to December 31, 2005

A formal valuation of the acquisitions will be evaluated after year end to determine the maximum that may be added to goodwill based on the future payout on the achievements of Freedom Phone Lines , Avenue Reconnect, Telizon Inc, and One Bill Inc reaching specific benchmarks over the next 48 months.

On December 29, 2005 the Company acquired certain assets of Liberty Wireless a division of Star Number, Inc. The estimated purchase price was $1,918,346 which comprised payments for assets and obligations to provide service to customers that had paid for such service.

The allocation to the assets acquired and liabilities assumed was estimated as follows:

       Prepaid deposits                                         $   707,000
       Unearned Income                                             (707,000)
       Goodwill                                                   1,918,346
                                                                -----------
       Net assets acquired at fair value                        $ 1,918,346

       Total consideration :

       Cash payable on closing                                  $ 1,418,346
       Cash payable within one year                                 500,000
                                                                -----------

                                                                $ 1,918,346

Goodwill of $1,918,346 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. A formal valuation of the purchase price will be done after year end to determine if any allocation of the purchase price to intangible assets other than goodwill is necessary.

The company paid $553,000 in January 2006 as part of the total purchase price in connection with the acquisition.

Since the effective date of the purchase was December 29, 2005 there was no impact on the results of operations for the year ended December 31, 2005. Results for the periods prior to the acquisition were material to Teleplus and accordingly pro forma results were filed prior to the release of the financial statements for the year ended December 31, 2005..

NOTE 5 - INCOME TAXES

Deferred income taxes consist of the following at December 31:

                                             2005                2004
                                        ---------------     ---------------
       Short-term:
         Deferred tax assets            $            --     $            --

       Long-term:
         Deferred Tax Assets            $     1,235,506
         Valuation Allowance                 (1,200,000)                 --
                                        ---------------     ---------------
                                        $        35,506     $            --
                                        ===============     ===============

The Company has net operating losses carry-forwards of approximately $(3,290,000) which will expire between years 2010 to 2025.

Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate were as follows :

Year Ended December 31, 2005

Effective income tax rate 36%

The total provision for income tax differs from the amount which would be computed by applying the United States income tax rate to income (loss ) before provision for income taxes. The reason for These differences are as follows:

Year Ended December 31, 2005

       Expected income tax provision                             (1,041,000)
       Losses on Discontinued Operations                            379,000
       Other Timing Differences                                          --
       Use of loss not provided for                                 662,000
                                                                 ----------

       Current income tax provision                                      --

NOTE 6 - ACCRUED ACQUISITON OBLIGATIONS

Included in the accrued acquisition obligations is an amount of $4,596,102 payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by Freedom Phone Lines Inc., Avenue Reconnect Inc, Telizon Inc , and One Bill Inc as at December 31, 2005. The amount of $526,650 has been included in current liabilities as at December 31, 2005. An amount of $490,572 was paid from accrued acquisition obligations as at December 31, 2005. There is an interest rate of 6% on the outstanding balance payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid management fees of $174,409 and $76,335 of an amount of consideration established and agreed to by both parties, to an entity owned by the majority shareholder for 2005 and 2004, respectively.

During the year ended December 31, 2005 the Company issued 2,000,000 Class A Preferred stock As a bonus for services rendered to an entity owned by the majority shareholder.

NOTE 8 - COMMON STOCK

The following shares were issued by the company during the year 2005:

The Company issued 4,966,808 common stock in connection with the conversion of convertible debentures.

The Company issued 9,750,865 common stock in connection with the raising of Company financing.

The Company issued 250,000 common stock to directors of the company.

The Company issued 964,706 common stock in connection with the acquisition of Freedom Phone Lines.

The Company issued 50,000 common stock in connection with the settlement of a lawsuit.

The Company issued 424,000 common stock in connection with employee compensation.

The Company issued 1,080,503 in connection with the acquisition of Telizon Inc and Freedom Phone Lines

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

Had compensation cost for the employee and non - employee director stock options been determined based on the fair value at the grant date for awards in 2004 and 2005, consistent with the provisions of SFAS No. 123, our net loss per share would have been increased to the pro forma amounts below.

                                                                    2005
                                                                    ----
       As reported
       Net income(loss)                                       $  (2,893,288)

       Pro Forma
       Compensation expense                                        (163,000)

       Pro forma:
       Net income (loss)                                      $  (3,056,288)
                                                              -------------

       Net income (loss) per share as reported                $       (0.04)
       Pro forma compensation expense per share                       (0.00)
                                                              -------------
       Pro forma earnings (loss) per share                    $       (0.04)

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option - pricing model. The following weighted average assumptions were used in the model:

                                                                      2005

       Dividend yield                                                    0%
       EXPECTED volatility                                              47%
       Risk free interest rates                                         3.5%
       Expected lives (years)                                            3

Options outstanding at December 31, 2005 are summarized as follows:

  Number           Price      Year of Issued      Vesting Period         Term
1,640,000          .36              2004           Immediately          3 years
  225,000          .36              2004           1 Year               3 years
2,180,000          .38              2004           Immediately          3 years
   40,000          .40              2004           1 Year               3 years
  200,000          .38              2004           2 Years              3 years
   50,000          .45              2004           2 Years              3 years
2,500,000          .40              2004           2 Years              3 years
  400,000          .40              2004           3 Years              3 years
  200,000          .45              2004           4 Years              3 years
  200,000          .50              2004           5 Years              3 years
  932,500          .21              2005           Current year         3 years
  100,000          .21              2005           Current year         3 years
1,015,000          .22              2005           Current year         3 years
   75,000          .22              2005           1 year               3 years
1,270,000          .23              2005           1 year               3 years
   25,000          .24              2005           1 year               3 years
  100,000          .22              2005           2 years              3 years
  100,000          .23              2005           2 years              3 years
  100,000          .23              2005           3 years              3 years
  100,000          .24              2005           4 years              3 years
  100,000          .25              2005           5 years              3 years

WARRANTS

In connection with Company Financing the Company issued the following warrants :

9,000,000 shares of the Company's Common Stock for a period of three years at an exercise price per share equal to $0.25

4,000,000 shares of the Company's Common Stock for a period of three years at an exercise price per share equal to $0.20.

10,000,000 shares of the Company's Common Stock for a period of three years at an exercise price per share equal to $0.38

10,000,000 shares of the Company's Common Stock for a period of three years at an exercise price per share equal to $0.25

Should all exercisable warrants as of December 31, 2005 be exercised , the total additional consideration Available to the Company is approximately $ 9,350,000. A maximum of 33,000,000 common stock Would be issued for these warrants.

NOTE 9 - COMPANY FINANCING

On July 12, 2004, The Company secured a $11,000,000 financing committment from Cornell Capital Partners LP. The terms of the transaction call for The Company to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $ 450,000 payable on closing, $400,000 payable upon filing of a registration statement and the balance of $150,000 payable upon the registration statement becoming effective. As part of the transaction the Company also secured $10,000,000 under a Standby Equity Agreement. The Company could draw the funds under the Standby Equity Agreement over a 24 month period based on The Company's funding requirements subject to an effective registration with the SEC which became effective Oct 1st 2004. The proceeds were used to finance existing and future acquisitions, capital expenditures, increases in inventory and for general working purposes. Agreements pertaining to the financial arrangements were filed. In connection with the Standby Equity Agreement, TelePlus issued 258,098 shares of common stock as financing costs.

The convertible debentures of $ 450,000,$ 400,000 and $ 150,000 were secured by all of the assets and property of the Company, bear interest at 5% per annum and are repayable on their third year anniversary dates of July 2, 2007, September 1, 2007 and October 1, 2007 respectively. The Company had the option of converting the principal amounts and all accrued interest before their third year anniversary dates. As at December 31, 2005 $ 1,000,000 of the convertible debentures has been converted into common shares.

The Company received $ 8,125,000 under three promissory notes. The first promissory note was received in the last quarter of 2004. in the amount of $2,000,000 . A second promissory note was received in the first quarter of 2005 in the amount of $750,000. As at December 31, 2005 the original amounts of $2,750,00 had been repaid A third promissory note of $5,625,000 that was received in July 2005 was issued in secured convertible debentures as part of an new financing agreement on December 13, 2005.

On December 13, 2005 Teleplus entered into a certain Securities Purchase Agreement ( "SPA") with Cornell Capital Partners , LP Pursuant to which the company issued to Cornell Nine Million Dollars Two Hundred and Twenty Five Thousand ( $ 9,225,000 ) in secured convertible debentures of even date with the SPA. The Debentures are convertible in whole or in part , at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety - five percent (95%) of the lowest volume weighted price of common stock for thirty trading days immediately preceding the conversion date. The Debentures have a term of three (3) years , piggy -back registration rights and accrue interest at a rate equal to ten percent ( 10% ) per year. The Debentures are secured by certain pledged assets of the Company. In connection with the Debentures the company issued 1,250,000 shares of common stock as financing costs. As at December 31, 2005 the balance outstanding in Convertible Debentures was $9,225,000.

In connection with the SPA the Company also issued Cornell a warrant to purchase 33,000,000 shares of the Company's common stock.

NOTE 10 - CONSOLIDATED STATEMENT OF CASH FLOWS

Non cash financing and investing activities during 2005 were as follows:

The Company issued 4,966,808 common shares upon the conversion of debentures having face value of values of $ 800,000.

The Company issued 9,750,865 common shares in connection with the raising of Company financing valued at $ 2,284,791

The Company issued 250,000 common shares to directors valued at $74,500.

The Company issued 964,706 common shares in connection with the acquisition of Freedom Phone Lines valued at $328,000..

The Company issued 50,000 common shares in connection with the settlement of a lawsuit valued at $11,000.

The Company issued 1,080,503 common shares in connection with the acquisition of Telizon Inc and Freedom Phone Lines valued at $312,556.

The Company issued 424,000 common shares in connection with employee compensation valued at $101,760.

The Company issued 2,000,000 Preferred A shares in connection with consulting fees paid having a face value of $2,000.

NOTE 11 - DISCONTINUED OPERATIONS

On January 13TH , 2006 , Teleplus Retail Services , Inc .( "Retail") , a Canadian subsidiary of the Company, filed in Canada a Notice of Intention to Make a proposal under the Bankruptcy and Insolvency Act ( Canada) ( the "Act ") as a first step toward the divestiture by the Company of its unprofitable retail division.The Company elected not to have retail make a proposal under the Act and discontinued its operations as of February 12, 2006. The Company has also determined that it will have no continuing involvement in retail operations going forward and that the retail operations will no longer constitute a segment of the overall business operations of the Company in the year ended December 31, 2006. Therefore, the Company reclassified as discontinued operations the operating results of this division. The comparative operating are also classified to reflect the operating results of the discontinued operations separately in the comparative period.

STATEMENT OF OPERATIONS
RETAIL DIVISION

                                                         YEARS ENDED
                                                         DECEMBER 31,

                                                    2005            2004
                                                    ----            ----

       Net Revenues                             $ 11,043,352    $ 12,180,501
                                                ------------    ------------

       Cost of Revenues                            8,234,701       8,882,478
       General,Administraitve and Selling          4,326,341       3,609,412
       Depreciation of Property and Equipment        347,401         267,300
       Interest Expense                               17,509          23,697
       Write Down of Assets and Liabilities         (709,080)             --
       Write Down of Goodwill                      1,121,313              --
                                                ------------    ------------

       Loss before Income Taxes                   (2,294,833)       (602,386)

       Income Taxes                                       --              --
                                                ------------    ------------

       Net Loss on Discontinued Operations      $ (2,294,833)   $   (602,386)
                                                 ------------    ------------


The Company will have available loss carry forwards from the remaining business entities of the retail division that have not declared bankruptcy . The intention is to apply these losses against future profits from its remaining business operations

SUMMARY OF NET ASSETS REMAINING
RETAIL DIVISION

ASSETS

       Cash                                                      $  279,659
       Accounts Receivable                                           596,758
       Inventory                                                     195,882
       Prepaid Expenses                                                3,068
                                                                  ----------
                                                                   1,075,367

       LIABILITIES

       Accounts Payable                                           $  851,897
       Accrued Liabilities                                           191,447
                                                                  ----------
                                                                   1,043,344

       Net Assets Remaining                                       $   32,023
                                                                  ----------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings would have a materially adverse impact on the Company's business or its results of operations, nevertheless such proceedings are disclosed.

Proposed Tax Assessment. Teleplus is involved in proceedings with the Minister of Revenue of Quebec ("MRQ"). The MRQ has proposed an assessment for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST"), of approximately $474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for QST and $320,000CDN for GST. Teleplus has made an initial payment of $80,500 towards the proposed tax assessment as of December 31, 2005. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to present to the MRQ. Teleplus also believes that export sales to the United States of America are exempt from the GST. In accordance with SFAS No. 5, "Accounting for Contingencies," Teleplus makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision for this matter has been accrued. Teleplus reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Dealing with taxing authorities is inherently unpredictable. However, Teleplus believes that it has valid defenses with respect to the proposed tax assessment pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal. A former employee of TelePlus retail Services, Inc., a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000CDN against the Company for wrongful dismissal. The company doesn't believe the claim to be founded and intends to vigorously contest such claim. The parties are at discovery stages.

Wrongful Dismissal. There is a claim from three individuals in British Columbia for an amount of about $ 147,000 and the issuance of 510,000 shares for which a letter of demand has been served on the Company. The Company doesn't believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and we are presently in discussion with the aforementioned individuals.

Consulting Fee. On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d /b /a "Salamon Brothers" (as the plaintiff) against Teleplus. This matter arises out of an alleged agreement between the plaintiff and Teleplus. The plaintiff is seeking specific performance of the alleged agreement, money damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell Capital. Teleplus has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by Teleplus to the plaintiff. Teleplus believes that this lawsuit is without any merit, that the plaintiff's claims are unfounded and that Teleplus has good defenses against the claims asserted by the plaintiff. Teleplus also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. Teleplus intends to contest and defend against the plaintiff's claims. The foregoing notwithstanding, total liability to Teleplus, if it loses this lawsuit, could reach a maximum of 10% of all funds received by the Company from Cornell Capital.

Consulting Fee. On November 30, 2005, a lawsuit was filed in the Superior Court, State of California, County of San Diego (Case No. GIC 857605) by Business Consulting Group Unlimited (also known as BCGU) against Teleplus. The suit arises out of an agreement between BCGU and Teleplus. BCGU has alleged that Teleplus is in breach of the agreement and is seeking damages from Teleplus for certain tranches of compensation it allegedly earned and was to receive under the agreement. The compensation allegedly earned consists of $45,000 in cash, 560,000 shares of Teleplus restricted common stock, the right to exercise the rights under certain warrants to purchase shares of Teleplus common stock at $.65 per share and the right to exercise the rights under certain warrants to purchase shares of Teleplus common stock at $1.00 per share. Teleplus filed a counterclaim against BCGU for breach of the agreement for failing to properly and fully perform the services BCGU undertook to perform under the agreement. Teleplus is seeking a declaratory judgment that BCGU has breached the agreement and the return of cash and stock payment it has already made to BCGU. Teleplus believes that this lawsuit is without any merit, that BCGU's claims are unfounded and that Teleplus has good defenses against the claims asserted by BCGU. Teleplus also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount paid to BCGU.

Teleplus intends to vigorously defend all the lawsuits and claims against it. However, Teleplus cannot predict the outcome of these lawsuits and claims. An adverse resolution of the proposed tax assessment or the Salamon Brothers consulting fee could have a material adverse effect on our business, financial condition and results of operations.

The company has instigated the following claim against Wal-Mart Canada, corp.:

      Wal-Mart Canada, Corp. The Company's subsidiary, TelePlus Management, has instigated September 23rd, 2004 in the Ontario Superior Court of Justice a USD$5.0 million claim against Wal-Mart Canada Corp. for breach of agreement. Parties are at discovery stages.

Operating Leases

Teleplus has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2009. These leases require Teleplus to pay all operating costs such as maintenance and insurance. Rental expense for the operating leases for the years ended December 31, 2005 and 2004 was $176,801 and $1,018,007 respectively. The amounts for 2004 include amounts paid for the discontinued operation.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are:

      December 31,                                                  Amount
                                                                    --------
        2006                                                        $176,800
        2007                                                         176,800
        2008                                                          79,390
        2009                                                          79,390
                                                                    --------
                                                                    $512,380

NOTE 13 - PROFORMA INFORMATION -

The Company's historical statements of operations include the results of Freedom Phone Lines, Avenue Reconnect Inc. , Telizon Inc. and One Bill Inc. subsequent to the acquisition dates of April 2005 , June 2005, and July 2005 respectively. The following information for the year ended December 31, 2005 presents the consolidated results of the Company as if the acquisitions of Freedom Phone lines , Avenue Reconnect Inc. , and Telizon Inc and One bill Inc had occurred at the beginning of 2005. This unaudited pro forma information for the year ended December 31, 2005 is not intended to be indicative of future operating results.


                                                                     2005

       Revenues                                                 $ 15,089,791

       Net Income (Loss) From Continuing Operations             $    453,726

       Net Income (Loss) From Discontinuing Operations          $ (2,294,833)
                                                                ------------

       Net Income (Loss) $                                        (1,841,107)

       Income (Loss) per share :
          Basic Income (loss) per share                         $      (0.02)

NOTE 14  - DEFERRED CONNECTION CHARGES

       Gross carrying amount                                       $435,394

       Accumulated amortization                                    (354,099)
                                                                   --------

                                                                     81,295


Amortization expense for the year ended December 31, 2005 was $ 14,546

NOTE 15- SUBSEQUENT EVENT

In January 2006 the company paid $ 553,000 in cash as part of the total purchase price in connection with the Acquisition of Liberty Wireless.

On January 13, 2006. Teleplus Retail Services , Inc.( " Retail "), a Canadian subsidiary of the Company , filed in Canada a Notice of Intention to Make a Proposal under the Bankruptcy and Insolvency ACT ( Canada) ( " the Act") as a first step toward the divestiture by the Company of its unprofitable retail division. The Company elected not to have Retail make a Proposal and, as a result , Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The Company has also determined that it will have no continuing involvement in retail operations going forward and that retail operations will no longer constitute a segment of the overall business operations of the Company in the year ending December 31, 2006.

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

Name                       Age              Position                           Term
------------------------------------------------------------------------------------------------------
Marius Silvasan            32               Chief Executive Officer and        October 2003 to present
                                            Director
Robert B. Krebs            49               Chief Financial Officer and        February 2004 to present
                                            Director
Thomas Davis               57               Chief Operating Officer and        November 2005 to present
                                            Director
Kelly McLaren              42               President and Director             November 2004 to present
Michael L. Karpheden       44               Director                           March 2004 to present
Hakan Wretsell             45               Director                           March 2004 to present
Gordon Chow                50               Director                           August 2005 to present
------------------------------------------------------------------------------------------------------

Marius Silvasan, MBA, has served as our CEO and as a Director since October 2003. Prior to joining TelePlus, Mr. Silvasan held the position of President & CEO for Visioneer Calling Card Inc. and Alliance TeleCard Corp. from 1995 to June 1999. Prior to Visioneer and Alliance Mr. Silvasan held the position of National Sales Manager for The Home Phone Club from 1990 to 1995. Graduate of the HEC University in Montreal, Mr. Silvasan holds a B.A.C. in business administration and an MBA (2003).

Robert Krebs, has served as TelePlus' Chief Financial Officer and as a Director since February 2004. Prior to joining the Company, Mr. Krebs worked nine years for GB MICRO Electronics where he held the position of Vice-President, Finance. Prior to GB MICRO, Mr. Krebs held the position of Controller for Future Electronics and Le Chateau retail stores. Mr. Krebs holds a C.A. and a Bachelor of Commerce both from McGill University. Mr. Krebs is an active member of the Canadian Institute of Chartered Accountants.

Tom Davis, has served as the Company's COO since November 2005. Prior to joining TelePlus Mr. Davis served as President and CEO of Telizon Inc. from December, 2002 until its acquisition by Teleplus in July, 2005. Prior to December 2002 Mr. Davis was Senior Vice President, Customer Operations at Axxent Inc., a Competitive Local Exchange Carrier (CLEC). He has also held senior management and consulting roles at AT&T Canada (consulting), Cam Net Communications (President and COO) and ACC Long Distance (President and CEO). Graduate of the Wharton School of Business, University of Pennsylvania with a Bachelor of Science in Economics.

Kelly McLaren, has served as our President and Director since November 2004. Prior to joining TelePlus, Ms. McLaren worked 16 years for Pratt & Whitney Canada, Corp. a subsidiary of United Technologies Corporation, were she held various senior positions including Business Unit Director - Procurement and most recently Regional Sales Manager - Latin America. Ms. McLaren holds an MBA from Ecole des Hautes Etudes Commerciales (HEC) in Montreal were she focused on marketing and international studies.

Michael L. Karpheden, has served as a Director of TelePlus since March 2004. Mr. Karpheden has served as CFO of iCurie Lab, based in the UK since September 2004. He has concurrently held this position with positions at other companies discussed below since January 2003. From January 2003 to June 2003, Mr. Karpheden was a Sales Representative for First Investors 2003. From February 2001 to January 2003, Mr. Karpheden held various positions at STRAX, Inc., a leader in the distribution of mobile phones and accessories, based in Miami, Florida, that included Chief Operating Officer and VP Finance and Operations. Mr. Karpheden is a veteran in the wireless industry having worked for Ericsson Mobile Phones for a twelve-year period from 1989 to 2001. While at Ericsson, Mr. Karpheden held, among others, the position of VP Finance & Logistics, Americas Region and President and CFO/Director of Finance for Ericsson Telecommunications in Moscow Russia. Mr. Karpheden holds a degree in Business and Management from the University of Lund in Sweden.

Hakan Wretsell, has served as a Director of TelePlus since March 2004. Mr. Wretsell currently serves as CEO for iCurie Lab, based in the UK since September 2004. Between 2000 and 2003, Mr. Wretsell held the position of President for STRAX Inc. Mr. Wretsell has over sixteen years experience in the wireless industry. Fourteen of those years, from 1987 to 2000, he spent at Ericsson having held, among others, the position of Executive VP and GM, Americas Region and VP Sales and Marketing, Latin America Region. Mr. Wretsell holds a degree in Business and Management from the Universities of Umea, Uppsala and Lund in Sweden.

Gordon Chow, has served as a Director of TelePlus since August 2005. Mr. Chow currently serves as President of VTech Telecommunications Canada Ltd., where he is responsible for the Telecommunication Products Business in Canada, having established the Canadian operations, VTech Electronics Canada Ltd., in 1986 Mr. Chow was originally appointed General Manager and promoted President in 1987. Prior to joining VTech, Mr. Chow had his own Management Consulting practice, and held management positions with a real estate development company and a Chartered Accountant firm. Mr. Chow holds a Bachelor of Commerce degree from the University of British Columbia and is a member of the Institute of Chartered Accountants of British Columbia and a member of the Board of Governors of Crofton House School in Vancouver. Mr. Chow has served as a member of the President's Advancement Council of the British Columbia Institute of Technology and a director of the BCIT Foundation. He was also a member of the Royal Roads University - MBA Advisory Board, and a director of the Canadian Toy Association.

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

Messrs. Karpheden and Wretsell serve on TelePlus' Employee Stock Option Committee. The Employee Stock Option committee reports to the Board of Directors regarding the issuance of stock options to employees in compliance with the Company's stock option program.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Marius Silvasan, Robert Krebs, Michael Karpheden, Hakan Wretsell, Kelly McLaren, Tom Davis and Gordon Chow are subject to Section 16(a) filing requirements (.

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

                                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                                      ----------------------
                                         ANNUAL COMPENSATION             AWARDS                     PAYOUTS
                                         -------------------             ------                     -------
                                                                       RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                          OTHER         STOCK      UNDERLYING      LTIP       ALL OTHER
POSITION                 YEAR      SALARY      BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARs   (NUMBER)   COMPENSATION
--------                 ----      ------      -----    ------------    --------    ------------   --------   ------------
Marius Silvasan,         2005       $174,409      --             --           --      3,000,000         --             --
CEO and Director         2004        $76,335      --             --           --      6,000,000         --             --
                         2003        $60,000      --             --           --             --         --             --

Robert Krebs,            2005        $70,738      --             --           --        245,000         --             --
CFO and Director         2004        $48,400      --             --           --        490,000         --             --

Kelly McLaren,           2005       $101,420      --             --           --        500,000         --             --
President and Director   2004        $10,137      --             --           --      1,000,000         --             --

Tom Davis,               2005       $165,879                                            600,000
COO and Director


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 10, 2006, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       -----------------------------------------------

                                                                                         Shares Owned         % of Class
Title of Class          Name and Address of Beneficial Owner                            Beneficially(1)          Owned
--------------          ------------------------------------                            ---------------          -----
                        Marius Silvasan                                                   41,090,000(2)          44.46%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

                        TOTAL                                                             41,090,000             44.46%

                                                                                         Shares Owned         % of Class
Title of Class          Name and Address of Beneficial Owner                            Beneficially(1)          Owned
--------------          ------------------------------------                            ---------------          -----
Common                  Marius Silvasan                                                   41,090,000(2)          44.46%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  Robert Krebs                                                         400,000              0.43%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  Kelly McLaren                                                        340,000              0.37%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  Tom Davis                                                             10,000              0.00%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  Gordon Chow                                                           20,000              0.00%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  Michael L. Karpheden                                                 138,000              0.15%
                        8510 SW 149 Ave. # 1115
                        Miami, Florida 33193

Common                  Hakan Wretsell                                                       122,000              0.13%
                        7575 TransCanada, Suite 305
                        St-Laurent, Quebec H4T 1V6

Common                  All Officers and Directors as a Group (4 People)                  42,120,000             45.58%

See accompanying summary of accounting policies and notes to consolidated financial statements.

(1) Applicable percentage of ownership is based on 86,403,186 shares of common stock outstanding, plus 6,010,000 exercisable option shares for a total of 92,413,786 shares of common stock outstanding as of January 26, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 26, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(2)   Beneficially owned through Visioneer Holdings Group Inc.

Kelly McLaren: options to purchase: (i) 100,000 shares at an exercise price of USD$0.21 that vest on September 29, 2005; (ii) 100,000 shares at an exercise price of USD$0.22 that vest on April 1, 2007; (iii) 100,000 shares at an exercise price of USD$0.23 that vest on April 1, 2008; (iv) 100,000 shares at an exercise price of USD$0.24 that vest on April 1, 2009; and (v) 100,000 shares at an exercise price of USD$0.25 that vest on April 1, 2010. 200,000 shares at an exercise price of USD$0.36 that vest the 29 of September 2005; 200,000 shares at an exercise price of USD$0.38 that vest the 29 of September 2006; 200,000 shares at an exercise price of USD$0.40 that vest the 29 September 2007; 200,000 shares at an exercise price of USD$0.45 that vest 29 September 2008; 200,000 shares at an exercise price of USD$0.50 that vest 29 September 2009

Robert Krebs: options to purchase: (i) 70,000 shares at an exercise price of USD$0.21 that vest on September 1, 2005; (ii) 75,000 shares at an exercise price of USD$0.22 that vest on June 1, 2006; and (iii) 100,000 shares at an exercise price of USD$0.23 that vest on December 1, 2007. 140,000 shares at an exercise price of USD$0.36 that vest the 1of December 2004; 150,000 shares at an exercise price of USD$0.38 that vest the 1 of December 2005; 200,000 shares at an exercise price of USD$0.40 that vest 1 June 2007

Marius Silvasan: options to purchase: (i) 750,000 shares at an exercise price of USD $0.21 that vest on September 1, 2005; (ii) 1,000,000 shares at an exercise price of USD $0.22 that vest on December 1, 2005; and (iii) 1,250,000 shares at an exercise price of USD $0.23 that vest on December 1, 2006. 1,500,000 shares at an exercise price of $0.36 that vest the 3 of December 2004; 2,000,000 shares at an exercise price of $0.38 that vest the 3 of June 2005; 1,250,000 shares at an exercise price of $0.40 that vest the 3 of June 2006

Tom Davis: options to purchase: (i) 150,000 shares at an exercise price of USD $0.21 that vest on May 1, 2006; (ii) 150,000 shares at an exercise price of USD $0.22 that vest on November 1, 2006; (iii) 150,000 shares at an exercise price of USD $0.23 that vest on May 1, 2007; and (iv) 150,000 shares at an exercise price of USD $0.24 that vest on November 1, 2007.

Michael Karpheden: an option to purchase 50,000 shares at an exercise price of USD$0.21 that vest on December 1, 2005.

Hakan Wretsell: an option to purchase 50,000 shares at an exercise price of USD$0.21 that vest on December 1, 2005.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid management fees of $174,409 and $76,335 to an entity owned by the majority shareholder for 2005 and 2004, respectively.

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

            31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002        *

            31.2                  Certificate of the Chief Financial
                                  Officer pursuant Section 302 of the
                                  Sarbanes-Oxley Act of 2002                   *

            32.1                  Certificate of the Chief Executive
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002               *

            32.2                  Certificate of the Chief Financial
                                  Officer pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002               *

*     Filed herein

      (b)   REPORTS ON FORM 8-K

The Company filed the following four reports on Form 8-K, 8-KA and 14C during the 2005 fiscal period covered by this report:

            (1) Form 8-K filed on January 21, 2005 to advise investors that the Company dismissed Lopez, Blevin, Bork & Associates (the "Former Accountant") on January 14th 2005 as the Company's independent auditors and appointed Mintz & Partners, LLP on that same day as the Company's auditor.

            (2) Form 8-K filed on May 4, 2005, to describe acquisition of Freedom Phone Lines ("Freedom") and Keda Consulting, Inc. ("Keda"). Such report included the description of (a) the assets acquired, (b) the targets' business,
(c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as an exhibit the stock purchase agreement signed with the Freedom & Keda principals

            (3) Schedule 14C filed on June 3, 2005, to increase our authorized to 600,000,000 common shares. Preliminary 14C was filed on June 3, 2005 with the definitive version filed June 15, 2005. The 14C filed did not require a vote from our shareholders as we received consent to proceed with the 14C from our majority shareholder.

            (4) Form 8-K filed on June 29, 2005, to describe the acquisition of Avenue Reconnect, Inc. ("Avenue"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Avenue principals.

            (5) Form 8-K filed on July 19, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP ("Cornell"). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

            (6) Form 8-K filed on July 20, 2005, to describe the acquisition of Telizon, Inc. ("Telizon"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Telizon principals. Also included to this 8k was the issuance of 2,000,000 preferred shares to a company controlled by our CEO, the creation of a Phantom Stock Program and issuance of certain options to our executives.

            (7) Form 8-K filed on September 21, 2005, to announce the appointment of Gordon Chow to the board of directors of TelePlus.

            (8) Form 8-K/A filed on September 22, 2005, as an amended to form 8-k filed 20 July 2005 to provide the audited financial statements of Telizon, Inc ("Telizon"), recently acquired by TelePlus Connect Corp ("TelePlus Connect"), a fully owned subsidiary of TelePlus Enterprises, Inc. ("TelePlus"). Also included in this amendment are pro forma financials between Telizon and TelePlus.

            (9) Form 8-K filed on December 1, 2005, to announce the appointment of Tom Davis as the Company's COO and a new member of the board of directors of TelePlus.

            (10) Form 8-K filed on December 15, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP ("Cornell"). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

            (11) Form 8-K filed on January 4, 2006, to describe the acquisition of certain assets of Liberty Wireless ("Liberty"). Such report included the description of (a) the assets acquired, (b) the targets' business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Liberty principals.

            (12) Form 8-K filed on January 9, 2006, to describe the lead generation agreement signed with Inphonic, Inc.

            (13) Form 8-K filed on January 17, 2006, to describe the divestiture of the Company's retail operations by having Teleplus Retail Services Inc. ("Retail") file a Notice of Intention to Make a Proposal to its creditors under the Bankruptcy and Insolvency Act (Canada).

            (14) Form 8-K filed on February 14, 2006, to describe the completion of the divestiture of the Company's retail operations by electing not to have Retail make a proposal to its creditors, thereby resulting in Retail having been deemed to make an assignment of its assets to its creditors under the Bankruptcy and Insolveny Act (Canada).

            (15) Form 8-K/A filed on March 14, 2006, as an amended to form 8-k filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. ("Liberty Wireless"), recently acquired by TelePlus Wireless, Corp. ("TelePlus Wireless"), a fully owned subsidiary of TelePlus Enterprises, Inc. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

(UPDATE 8K IN YELLOW)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $71,183 and $21,375, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,669 and $12,860, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

                          Signatures on Following Page

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELEPLUS ENTERPRISES, INC.

DATED: March 31, 2006                  By: /s/ Marius Silvasan
                                           -------------------------------------
                                           Marius Silvasan
                                           Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                    TITLE                                       DATE
/s/ Marius Silvasan                     Chief Executive Officer                     March 31, 2006
----------------------                  and Director
Marius Silvasan                         (Principal Executive Officer)

/s/ Robert B. Krebs                     Chief Financial Officer                     March 31, 2006
----------------------                  and Director
Robert B. Krebs                         (Principal Financial Officer)

/s/ Kelly McLaren                       President and Director,                     March 31, 2006
----------------------
Kelly McLaren

/s/ Tom Davis                           Chief Operating Officer                     March 31, 2006
----------------------                  and Director
Tom Davis

/s/ Michael L. Karpheden                Director                                    March 31, 2006
----------------------
Michael L. Karpheden

/s/ Hakan Wretsell                      Director                                    March 31, 2006
----------------------
Hakan Wretsell

/s/ Gordon Chow                         Director                                    March 31, 2006
----------------------
Gordon Chow