Form 10QSB
period 2006-03-31
TELEPLUS ENTERPRISES INC
filed 2006-05-12
CIK 1133754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

           For the transition period from January 1 to March 31, 2006

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

                                       N/A
                            --------------------------
                            (Former name and address)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of May 12, 2006, 86,403,786 shares of Common Stock of the issuer were outstanding.

                           PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                           TELEPLUS ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE QUARTER ENDED

                                 March 31, 2006

                            (All Numbers Are In USD)
                                  (Unaudited)

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                            (ALL NUMBERS ARE IN USD)
                                  (Unaudited)

                     ASSETS

Current assets

   Cash and Cash Equivalent                                          $ 1,878,738

   Trade Accounts  Receivables                                         1,142,500
   Accrued and other accounts receivable                                 811,028
   Prepaid expenses                                                      365,279
   Assets Held From Discontinued Operations (note 7)                         746
                                                                  -------------
Total current assets                                                   4,198,291

Property and equipment, net                                              824,251
Goodwill (note 3)                                                     10,585,270
Other Intangible Assets (note 2)                                       6,663,808
Deferred Financing Fees                                                1,995,927
Deferred Income Taxes                                                     35,506
Deferred Connection Charges                                              100,261
                                                                  -------------
Total assets                                                          24,403,314
                                                                  ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Accounts Payable                                                    1,218,748
   Accrued Expenses                                                    2,294,222
   Accrued Acquisition Obligations (note 4)                            3,770,734
   Unearned Revenue                                                    1,052,901
   Liabilities Held From Discontinued Operations (note 7)                 63,384
                                                                  -------------
Total current liabilities                                              8,399,989

Convertible Debentures (note 6)                                        9,225,000

Accrued Acquisition Obligations (note 4)                               5,967,335
                                                                  -------------
                                                                      23,923,924
                                                                  -------------
SHAREHOLDERS' EQUITY:

Class A Preferred Stock , $.001 par value
    10,000,000 shares Authorized, 2,000,000
    issued and outstanding                                                2,000
Common Stock $.001 par value ,150,000 shares
    authorized, 86,403,786 issued and outstanding                        86,404
Additional Paid in Capital                                            5,437,536
Accumulated Deficit                                                  (4,615,267)
Accumulated Other Comprehensive Income                                  (99,683)
                                                                  -------------
Total Shareholders' Equity                                              810,990
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  24,403,314
                                                                  ==============

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (ALL NUMBERS ARE IN USD)
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
                                                     (note 7)        (note 7)
Net revenues                                       $  6,797,553    $         --

Cost of Revenues                                      4,127,240              --
                                                   ------------    ------------
Gross Margin                                          2,670,313              --

General, Administrative and Selling                   1,994,211         227,496
                                                   ------------    ------------

Income ( loss ) before interest, income taxes ,
depreciation and amortization and discontinued
operations                                              676,102        (227,496)

Depreciation of Property and Equipment                   66,526           4,630

Amortization of Deferred Financing Fees                 180,450          78,855

Interest Expense                                        230,624          43,583
                                                   ------------    ------------
Income ( loss ) before Income Taxes                     198,502        (354,564)

Income Taxes                                                 --              --
                                                   ------------    ------------

Net  income ( loss ) from Continuing Operations         198,502        (354,564)

Net loss from Discontinued Operations ( note 7)        (161,351)       (216,555)
                                                   ------------    ------------

Net Income ( loss ) for the Year                   $     37,151    $   (571,119)
                                                   ------------    ------------

Income ( Loss) per share
From continuing operations                         $       0.02    $      (0.01)
From discontinued operations                       $      (0.01)   $      (0.01)
                                                   ------------    ------------
Net income ( loss ) per share                      $       0.01    $      (0.02)

Weighted average shares outstanding:                 86,403,786      70,502,960
                                                   ============    ============

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES , INC
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2006
                            (ALL NUMBERS ARE IN USD)
                                  (Unaudited)

                            -----------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                              Additional                         Other
                                                               Paid-In       Accumulated     Comprehensive
                                    Common Stock               Capital         Deficit           Income           Total
                               Shares            Amount
                            -----------------------------------------------------------------------------------------------
Balance
   December 31, 2005            86,403,78         $86,404      $5,437,536   $  (4,652,418)   $     (88,586)   $     782,936

Comprehensive net income:
   Net lncome                                                               $      37,151                            37,151
   Foreign currency
   translation                                                                                    ($11,097)        ($11,097)
                            -----------------------------------------------------------------------------------------------
Balance,
   March 31 , 2006             86,403,786         $86,404      $5,437,536   $  (4,615,267)   $     (99,683)   $     808,990
                            ===============================================================================================

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (ALL NUMBERS ARE IN USD)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                        --------------------------
                                                            2006           2005
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) From Continuing Operations          $   198,502    $  (354,564)
  Adjustments to reconcile net loss to cash provided
    by(used in) operating activities:
      Depreciation of property and equipment                 66,526          4,630
      Amortization of Deferred Financing Fees               180,450         78,855
        Changes in assets and liabilities:
          Accounts Receivable                              (210,160)       498,587
          Accrued and Other Receivables                    (196,896)            --
          Income Tax Receivables                             31,875             --
          Inventory                                              --          2,097
          Prepaid expenses                                 (247,263)      (166,612)
          Accounts payable                                  221,020             --
          Accrued expenses                                  445,777        (14,706)
          Unearned Revenue                                 (193,102)            --
                                                        -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES   $   296,729    $    48,287
                                                        ===========    ===========
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                  (873,527)            --
  Acquisition of property and equipment                     (27,657)        (9,000)
  Deferred Connection Charges                               (28,623)            --
                                                        -----------    -----------
CASH FLOWS ( USED IN) INVESTING ACTIVITIES              $  (929,807)   $    (9,000)
                                                        ===========    ===========
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of debts and financing , net                     (10,999)            --
  Proceeds from raising of debt and financing , net                        685,001
                                                        -----------    -----------
CASH FLOWS ( USED IN)PROVIDED BY FINANCING ACTIVITIES   $   (10,999)   $   685,001
                                                        ===========    ===========
Effect of Exchange Rate Changes on Cash                     (11,097)       (10,955)

NET INCREASE (DECREASE) IN CASH
Cash provided by (used in) Continuing Operations           (655,174)       713,333
  Cash provided by (used in) discontinued operations       (349,765)      (400,530)
  Cash held by discontinued operations                         (746)             0
  Cash, beginning of period                               2,884,423        383,313
                                                        -----------    -----------
  Cash, end of period From  Continuing  Operations      $ 1,878,738    $   696,116
                                                        ===========    ===========

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                           TELEPLUS ENTERPRISES, INC.
                                  (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of business. The company is a diversified North American telecommunications company with offices in Miami, Florida; Montreal, Quebec; and Barrie, Ontario. The Company was founded in 1999 and it has since become a leading provider of wireless and telecommunications products and services across the U.S.A and Canada. In October 2003, The Company became a publicly traded Company on the OTCBB under the symbol TLPE and since then it has continued to grow organically and through strategic acquisitions. The Company's wholly-owned subsidiaries include TelePlus Wireless, Corp. which operates a virtual wireless network selling cellular network access to consumers and distributors in the United States under the "Liberty Wireless" brand and TelePlus Connect, Corp. which resells landline, long distance and Internet services in Canada under the "Telizon", "Freedom" and "Avenue" brands.

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

As shown in the accompanying financial statements, the company has a working capital deficit from Continuing operations of $4,139,060 because accrued acquisition obligations of $ 3,770,734 have been classified as current liabilities. The Company has discontinued operations of the loss-making retail business which was reducing the cash flow from overall operating activites. The Company has the right to force the exercise of warrants issued with the new Securities Purchase Agreement entered into on December 13, 2005. The agreement states that the Company can force the exercise of warrants if the Company maintains specific levels of the stock prices and trading volume for a period of ten consecutive days. Should all warrants be exercised the total consideration available to the Company is approximately $ 9,350,000. In addition approximately $ 3,140,000 of the accrued acquisition obligations must be settled by cash flow generated by operations from the year ended December 2006 and $ 604,975 of the accrued obligations will be settled by the issuance of Common stock.

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

Discontinued Operations

The Company has followed SFAS 144. Accounting for the impairment or disposal of Long - Lived Assets and, accordingly, recognized as discontinued operations the results from the retail division being abandoned. The Company has also written down the assets relating to the retail division to their fair values.

Cash and Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

Inventories

Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by average cost method, or market.

Property and Equipment

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

Revenue Recognition

Teleplus recognizes revenue through the resale of residential and commercial telephone lines. The resale of long -distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance is recorded as unearned revenue and recognized when the customer receives the service.

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines for customers. The Company amortizes deferred connection charges over five years. The determination of the length of time being amortized is based on the average life that the customer are provided services by the Company. As at March 31, 2006 the cost being deferred by the Company is $100,261.

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

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issue of a convertible debentures that runs for a period of 36 months. The deferred financing fees will be amortized over the term of the respective debt. The Company incurred $180,450 in amortization expense for the three month period ended March 31, 2006.

Comprehensive Income

The Company has adopted " Statement of Financials Accounting Standards No. 130 " , Reporting Comprehensive Income . Comprehensive income is comprised of foreign currency translation adjustments

Stock - Based Compensation

At March 31, 2006 the company has one stock - based employee compensation plan , which is described more fully in Note 8 to the audited financial statements in the Company's Form 10 -k for the year ended Decemebr 31, 2005. On January 1, 2006, we adopted SFAS No. 123(R) " Share - Based Payment " , ( " SFAS 123 (R) " ) an amendment to SFAS No 123 , " Accounting for Stock Based Competition , " ( " SFAS 123 "), using the modified prospective method . SFAS 123 (R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

Recent Accounting Pronouncements

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

In February 2006 , the FASB issued SFAS No. 155 , " Accounting for Certain Hybrid Financial Instruments ." which amends SFAS No. 133 and SFAS No. 140 . SFAS No. 155 permits hybrid financial instruments that contain an embedded deriviative that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument - by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption , any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument will be recognized as a cumulative - effect adjustments to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

In March 2006 , the FASB issued SFAS No. 156 , " Accounting for servicing of Financial Assets , an amendment of FASB Statement No. 140. " SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006 . The Company does not expect the new standard to have any material impact on our financial position and results of operations.

NOTE 2 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of other assets acquired through acquisitions made by the company. The values are considered to be preliminary estimates from a valuation of the purchase price of the acquisitions made by the Company. The intangible estimated at this time consist of the following :

Trade Names of the Companies acquired -                             $ 2,761,578

Customer Lists of the Companies acquired                            $ 3,902,230
                                                                    -----------
Total Other Intangible Assets                                       $ 6,663,608

The Valuation of the purchase price will be completed during the quarter ended June 30, 2006.


NOTE 3 - ACQUISITIONS

In April 2005 The Company purchased 100% of the issued and outstanding shares of 1523813 Ontario Lmited (Freedom Phone Lines), an Ontario based company.

 The total purchase price was $ 910,010. The allocation to the assets acquired and liabilities assumed was as follows:

Cash                                                                  $ 185,194
Accounts Receivables                                                  $  74,497
Fixed Assets (net)                                                    $  21,640
Goodwill                                                              $ 731,262
Intangible assets                                                     $ 162,950
Accounts payable                                                      $(146,540)
Deferred Revenue                                                      $ (45,503)
Accrued Liabilities                                                   $ (72,490)
                                                                      ---------

Net assets acquired at fair value                                     $ 910,010

Total Consideration:

964,706 Common shares                                                 $ 328,000
Cash                                                                  $ 582,010
                                                                      ---------
                                                                      $ 910,010

Goodwill of $731,262 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes. A preliminary estimate from the valuation of the purchase price was determined at the end of the first quarter and $ 162,950 was allocated to intangible assets other than goodwill. It has also been determined that the Goodwill and Intangible assets will not be amortized and will be tested for impairment , at least annually.

The purchase price allocation will be finalized during the quarter ended June 30, 2006.

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

Cash                                                                  $   7,784
Accounts Receivable                                                   $  13,546
Other Assets                                                          $  15,936
Fixed Assets (net)                                                    $  18,868
Goodwill                                                              $ 530,933
Intangible Assets                                                     $  85,765
Accounts Payable                                                      $ (31,547)
                                                                      ---------

Net assets acquired at fair value                                     $ 641,285

Total Consideration:

Cash                                                                  $ 641,285

Goodwill of $530,933 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes. A preliminary estimate from the valuation of the purchase price was determined at the end of the first quarter and $ 85,765 was allocated to intangible assets other than goodwill. It has also been determined that the Goodwill and Intangible assets will not be amortized and will be tested for impairment , at least annually.

The purchase price allocation will be finalized during the quarter ended June 30, 2006

The results of operations of Avenue Reconnect Inc have been included in The Company's consolidated statements of operations since the completion of the acquisition in June 2005.

In July 2005 the Company purchased 100% of the issued and outstanding shares of Telizon Inc and 1500536 Ontario Inc ( One Bill) , Ontario based Companies.

The total purchase price was $ 9,391,322 . The allocation to the assets acquired and liabilities was estimated as follows:


 Cash                                                               $   617,844
 Accounts Receivables                                               $ 1,262,285
 Prepaid Assets                                                     $    41,285
 Fixed Assets (Net)                                                 $   108,798
 Deferred Taxes                                                     $    33,796
 Goodwill                                                           $ 1,933,834
Computer Software                                                   $   630,630
Intangible Assets                                                   $ 6,414,820
Accounts Payable                                                    $  (669,198)
Accrued Liabilities                                                 $  (629,045)
Unearned Income                                                     $  (353,727)
                                                                    -----------

Net assets acquired at fair value                                   $ 9,391,322

Total Consideration:

Cash (of which $ 4,723,000 is                                       $ 9,391,322
     Payable after March 2006)

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Goodwill.of $1,933,834 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes. A preliminary estimate from the valuation of the purchase price was determined at the end of the first quarter and $ 630,630 was allocated to computer software from the acquisition of 1500536 Ontario Inc and $ 6,414,820 was allocated to intangible assets other than goodwill from the acquisition of both Telizon Inc and 1500536 Ontario Inc. It has also been determined that the software will have an estimated useful life of ten years. The Goodwill and Intangible assets will not be amortized and will be tested for impairment , at least annually.

The purchase price allocation will finalized during the quarter ended June 30, 2006. The results of operations of Telizon Inc and One Bill Inc have been included in The Company's consolidated statement of operations since the completion of the acquisition in July 2005.

In connection with the above acquisitions , the Company has agreed to additional consideration of up to $17,839,000 payable on an earn out basis based on the achievements of specific operating benchmarks during 48 months period following the acquisitions

An additional amount of $5,133,844 has been allocated to goodwill as at March 31, 2006. based on the achievements of Freedom Phone Lines, Avenue Reconnect and Telizon Inc and One Bill Inc reaching specific benchmarks up to March 31, 2006.

On December 29, 2005 the Company acquired certain assets of Liberty Wireless a division of Star Number, Inc. The estimated purchase price was $1,972,321 which comprised payments for assets and obligations to provide service to customers that had paid for such service.

The allocation to the assets acquired and liabilities assumed was estimated as follows:

Prepaid deposits                                                    $   707,000
Unearned Income                                                        (707,000)
Goodwill                                                              1,972,321
                                                                    -----------
Net assets acquired at fair value                                   $ 1,972,321

Total consideration :

Cash payable on closing                                             $ 1,472,321
Cash payable within one year                                            500,000
                                                                    -----------

                                                                    $ 1,972,321

Goodwill of $1,972,321 represents the excess of the purchase price over the carrying value of the net tangible assets acquired and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment , at least annually. A formal valuation of the purchase price will be done after year end to determine if any allocation of the purchase price to intangible assets other than goodwill is necessary.

The company paid $553,000 in January 2006 as part of the total purchase price in connection with the acquisition.

The results of operations of this acquisition have been included in the Company`s consolidated financial statements of Operations since January 1, 2006.

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

NOTE 4 - ACCRUED ACQUISITION OBLIGATIONS

Included in the accrued acquisition obligations is an amount of $4,184,472 payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by Freedom Phone Lines Inc., Avenue Reconnect Inc, Telizon Inc , and One Bill Inc as at December 31, 2005. The amount of $361,650 has been included in current liabilities as at December 31, 2005. An amount of $411,630 was paid from accrued acquisition obligations as at March 31, 2006. There is an interest rate of 6% on the outstanding balance payable.

NOTE 5 - COMMON STOCK

There were no shares issued by the Company during the quarter ended March 31,
2006

STOCK OPTIONS

Pursuant to the company's stock option plan for employees, the Company granted 7,635,000 stock options in 2004 and 3,917,500 stock options in 2005.


Options outstanding as of March 31, 2006 are summarized as follows:

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

WARRANTS

In connection with Company Financing the Company issued the following warrants:

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

In January 2006 the Company issued the following warrants to Nite Capital , LP

1,000,000 shares of the Company's Common Stock for a period of five years at an exercise price per Share of $ 0.4485.

1,000,000 shares of the Company's Common Stock for a period of five years at an exercise price per Share equal to $ 0.6728.

Should all exercisable warrants issued in January 2006 be exercised, the total additional consideration available to the Company is approximately $ 1,569,800. A maximum of 2,000,000 of common stock would be issued for these warrants.

NOTE 6 - COMPANY FINANCING

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

The Company received $ 8,125,000 under three promissory notes. The first promissory note was received in the last quarter of 2004 in the amount of $2,000,000 . A second promissory note was received in the first quarter of 2005 in the amount of $750,000. As at December 31, 2005 the original amounts of $2,750,00 had been repaid A third promissory note of $5,625,000 that was received in July 2005 was issued in secured convertible debentures as part of an new financing agreement on December 13, 2005.

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

NOTE 7 - DISCONTINUED OPERATIONS

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

STATEMENT OF OPERATIONS
RETAIL DIVISION

                                                            QUARTER ENDED
                                                              MARCH 31,
                                                         2006           2005

Net Revenues                                         $   282,332    $ 2,958,754
                                                     -----------    -----------
Cost of Revenues                                          13,299      1,991,972
General,Administrative and Selling                       332,672      1,082,426
Depreciation of Property and Equipment                        --         89,813
Interest Expense                                              --         11,098
Write Down of Assets and Liabilities                      97,712             --
                                                     -----------    -----------
Loss before Income Taxes                                (161,351)      (216,555)

Income Taxes                                                  --             --
                                                     -----------    -----------
Net Loss on Discontinued Operations                  $   161,351)   $  (216,555)

The Company will have available loss carry forwards from the remaining business entities of the retail division that have not declared bankruptcy . The intention is to apply these losses against future profits from its remaining business operations

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SUMMARY OF NET LIABILTIES  REMAINING
RETAIL DIVISION

ASSETS
------

Cash                                                                     $   746

LIABILITIES

Accrued Liabilities                                                      $63,384
                                                                         -------
Net Liabilities Remaining                                                $62,638

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      For accounting purposes, the transaction was treated as an acquisition of HerbalOrganics and a recapitalization of 3577996 with accounting treatment similar to that used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carried over. The operations of HerbalOrganics are not carried over and were adjusted to $0. HerbalOrganics (which changed its name to TelePlus Enterprises, Inc.), however, remained as the legal reporting entity.

      Prior to the acquisition, 3577996 had operated the TelePlus Consumer Services business since 1999. As a result of the acquisition by Teleplus Retail of the TelePlus Consumer Services business from 3577996 and a change in business focus, HerbalOrganics.com, Inc. changed its name to TelePlus Enterprises, Inc. Hereinafter, a reference to the Company or TelePlus includes a reference to the TelePlus Consumer Services business and vice-versa unless otherwise provided.

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

      To facilitate the rollout of this service the Company acquired 100% of the shares of a) Keda Consulting Corp. and Freedom Phones Lines April 1st, 2005, b) Avenue Reconnect, Inc. on June 1st, 2005 and c) Telizon Inc. in July 2005.
o Keda Consulting Corp. provides a broad range of management consulting services to the North American telecommunications industry, specializing in business development, sales/marketing, and operations. Following closing of the acquisition Keda, has changed its name to TelePlus Connect Corp. and Keda's management have taken over the operations of TelePlus' prepaid landline and long distance telephone service operations. The Company is expected to benefit from Keda's and Freedom's management teams which have much experience in the telecommunications industry. The Company believes a seasoned and experienced management team, familiar with all aspects of the rapidly growing and changing telecommunications business, is a key strategic asset.
o Freedom Phone Lines, headquartered in Ontario, Canada, is a Bell Canada reseller of landline and long distance services, which services over 3,300 customers in the Ontario area and generates yearly revenues of $2.5 million and EBITDA of $0.300 million.
o Avenue Reconnect, Inc., headquartered in Windsor, Canada, is a reseller of landline, long distance and internet prepaid services to over 2,000 residential users primarily in Ontario, area and generates yearly revenues of $1.1 million and EBITDA of $0.200 million.
o Telizon Inc, headquartered in Ontario, Canada, is a reseller of landline and long distance services as well as an internet service provider. Telizon currently services over 18,000 commercial and residential lines in the Ontario area. Telizon has annual revenues of $12.0 million and EBITDA of $1.6 million.

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

RECENT BUSINESS DEVELOPMENTS

      On January 13, 2006. Teleplus Retail Services , Inc.("Retail"), a Canadian subsidiary of the Company , filed in Canada a Notice of Intention to Make a Proposal under the Bankruptcy and Insolvency ACT ( Canada) ("the Act") as a first step toward the divestiture by the Company of its unprofitable retail division. The Company elected not to have Retail make a proposal and, as a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The Company has also determined that it will have no continuing involvement in retail operations going forward and that retail operations will no longer constitute a segment of the overall business operations of the Company in the year ending December 31, 2006.

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

COMPARISON OF OPERATING RESULTS

      Following the divestiture of Retail as outlined above, the Company reclassified as discontinued operations the operating results of this division. The three month period ended March 31, 2006 was the last period of operations for the retail division. The comparative operating are also classified to reflect the operating results of the discontinued operations separately in the comparative period.

THREE MONTHS PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS PERIOD ENDED MARCH 31, 2005

      Sales revenues for the three months period ended March 31, 2006 for the discontinued operation was $282,332 as compared to $2,958,754 for the three months period ended March 31, 2005.

      Net loss from discontinued operations for the three months period ended March 31, 2006 was $ 161,351 as compared to $216,555 for the three months period ended March 31, 2005.

      The continuing operations were acquired commencing the three months period ended June 30, 2005. As a result, there is no comparative analysis herein to the results of the three months period ended March 31, 2005.

      Sales revenues for the three months period ended March 31, 2006 for the continuing operation was $6,797,553. Cost of revenues for the three months period ended March 31, 2006 for the continuing operation was $4,127,240.

Gross profit for the three months period ended March 31, 2006 for the continuing operation was $2,670,313 and gross profit as a percentage of sales was 39%.

General administrative expenses for the three months period ended March 31, 2006 for the continuing operation was $1,994,211.

Interest expense for the continuing operation increased to $230,625 for the three months period ended March 31, 2006 from $43,583 for the three months period ended March 31, 2005.

      Amortization expense for the continuing operation was $180,450 for the three months period ended March 31, 2006 as compared to $78,855 for the three months period ended March 31,2005.

The increase of interest expense and amortization expense was due mainly to the accrual of amortization and interest on the convertible debt and promissory notes issued as part of the capital raised by the Company during the fiscal year ended December 31, 2005.

The Company had a net income for the continuing operations of $198,502 for the three months period ended March 31, 2006, as compared to net loss of $354,564 for the three months period ended March 31, 2005.

Including both discontinued and continuing operations for the three months period ended March 31, 2006, the Company had a net income of $37,151 as compared to a net loss of $571,119 for the three months period ended March 31, 2005.

      As of March 31, 2006 the Company had an accumulated deficit of $4,615,267.

LIQUIDITY AND CAPITAL RESOURCES

This discussion on liquidity and capital resources relates only to the continuing operation.

As of March 31,2006 total current assets were $4,197,545 which consisted of $1,878,738 of cash, $1,142,500 of accounts receivable, $811,028 of accrued accounts receivable, and $354,653 of prepaid expenses.

      As of March 31, 2006, total current liabilities were $8,336,605 which consisted of $1,218,748 of accounts payable expenses, $2,294,222 of accrued expenses, accrued acquisition obligations of $3,770,734 and unearned revenue of $1,052,901.

      The Company had negative net working capital as at March 31, 2006 of $4,139,060. The ratio of current assets to current liabilities was 0.50. Notwithstanding this ratio, the Company can force the exercise of warrants in accordance with the new Securities Purchase agreement entered into on December 13, 2005. The new agreement states that the company can force the exercise of warrants if the Company maintains specific levels of the stock price and trading volume for a period of ten consecutive days. Should all warrants be exercised the total consideration available to the Company is approximately $ 9,350,000.

In addition approximately $ 3,140,000 of the accrued acquisition obligations will be settled by cash flow generated from the operations for the year ended December 31, 2006 and $604,975 of the accrued acquisition obligations will be settled by the issuance of common stock.

      The Company had a net decrease in cash of $655,174 for the three months period ended March 31, 2006. Cash flows used to make payments for acquired companies purchased during the fiscal year ended December 31, 2005, capital expenditures and financial activities represented the Company's principal use of cash for the three months period ended March 31, 2006. Cash flows used during the three months period ended March 31, 2006 were $873,527 for acquired companies , capital expenditures of $ 56,280 and $ 10,999 for the raising of debts and financing. During the three months period ended March 31, 2005, the Company received $685,001 from the raising of debts and financing, and used $9,000 to acquire capital expenditures.

      During the three months period ended March 31, 2006, the Company received $296,729 cash from operating activities as compared to the three months period ended March 31, 2005, where the Company received $48,287 cash from operating activities. The cash received from operating activities for the three months period ended March 31, 2006 was partly due to income tax receivables that decreased by $31,875, accounts payable that increased by $221,020 and accrued expenses that increased by $445,777, which were offset by accounts receivable that increased by $210,160, accrued receivables that increased by $196,896, prepaid expenses that increased by $ 247,263, and deferred revenue that decreased by $193,102. The cash received from operating activities for the three months period ended March 31, 2005 was due to accounts receivable that decreased by $498,587, inventories that decreased by $2,097 , which were offset by prepaid expenses that increased by $166,612 and accrued expenses that decreased by $ 14,706.

RISK FACTORS

      The Company Is Currently Involved In Legal Proceedings With The Minister Of Revenue Of Quebec, Canada, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. The MRQ has proposed an assessment against 3577996 Canada inc ("3577996")for the Goods and Services Tax ("GST") and Quebec Sales Tax ("QST"), of approximately $474,000CDN and penalties of approximately $168,000CDN. The proposed tax assessment is for $322,000CDN for QST and $320,000CDN for GST. Teleplus had purchased substantially all of the assets of 3577996, as mentioned above. Teleplus believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to present to the MRQ. Teleplus also believes that export sales to the United States of America are exempt from the GST. In accordance with SFAS No. 5, "Accounting for Contingencies," Teleplus makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision for this matter has been accrued. Teleplus reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Dealing with taxing authorities is inherently unpredictable. However, Teleplus believes that it has valid defenses with respect to the proposed tax assessment pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. It is possible that the outcome of these proceedings could have a material adverse effect on our cash flows or on our results of operations.

      The Company Is Currently Involved In Legal Proceedings With Salamon Brothers, The Outcome Of Which Could Have A Material Adverse Affect On Our Financial Position. On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d /b /a "Salamon Brothers" (as the plaintiff) against Teleplus. This matter arises out of an alleged agreement between the plaintiff and Teleplus. The plaintiff is seeking specific performance of the alleged agreement, money damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds the Company receives from Cornell Capital. Teleplus has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by Teleplus to the plaintiff. Teleplus believes that this lawsuit is without any merit, that the plaintiff's claims are unfounded and that Teleplus has good defenses against the claims asserted by the plaintiff. Teleplus also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. Teleplus intends to contest and defend against the plaintiff's claims. The foregoing notwithstanding, total liability to Teleplus, if it loses this lawsuit, could reach a maximum of 10% of all funds the Company receives from Cornell Capital. It is possible that the outcome of these proceedings could have a material adverse effect on our cash flows or on our results of operations.

      Up Until December 31, 2005, We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations. Since 2003 and up until December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the quarter ended March 31, 2006, we recorded a net income of $37,151, including a loss from discontinued operations of $161,351, and our accumulated deficit was $4,615,267. Our net loss for the quarter ended March 31, 2005 was $571,119, including a loss for discontinued operations of $216,555, and our accumulated deficit at the end of March 31, 2005 was 2,330,249. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, should we be unable to increase our current assets to current liability ratio, our operations could be at risk. We had a working capital deficit from Continuing operations of $4,139,060 for the three month period ended March 31, 2006 which means that our current liabilities exceeded our current assets on March 31, 2006 by $4,139,060.

      Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Discontinued Operations

      The Company has followed SFAS 144. Accounting for the impairment or disposal of Long - Lived Assets and, accordingly, recognized the results from the abandoned retail division as discontinued operations. The Company has also written down the assets relating to the retail division to their fair values.

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

      Revenue Recognition

      Teleplus recognizes revenue through the resale of residential and commercial telephone lines. The resale of long-distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance is recorded as unearned revenue and recognized when the customer receives the service.

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

      Stock - Based Compensation

      At March 31, 2006 the company has one stock - based employee compensation plan, which is described more fully in Note 8 to the audited financial statements in the Company's Form 10-k for the year ended December 31, 2005. On January 1, 2006, we adopted SFAS No. 123(R) "Share-Based Payment", ("SFAS 123(R)") an amendment to SFAS No 123, "Accounting for Stock Based Competition" ("SFAS 123"), using the modified prospective method . SFAS 123 (R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

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

ITEM 2. CHANGES IN SECURITIES

None.

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

        32.3 Certificate of the President and COO Officer pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002          *

* Filed Herein.

b)    REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K filed on January 4, 2006, to describe the acquisition of certain assets of Liberty Wireless ("Liberty"). Such report included the description of (a) the assets acquired, (b) the targets' business,
(c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Liberty principals.

     (2) Form 8-K filed on January 9, 2006, to describe the lead generation agreement signed with Inphonic, Inc.

     (3) Form 8-K filed on January 17, 2006, to describe the divestiture of the Company's retail operations by having Teleplus Retail Services Inc. ("Retail") file a Notice of Intention to Make a Proposal to its creditors under the Bankruptcy and Insolvency Act (Canada).

     (4) Form 8-K filed on February 14, 2006, to describe the completion of the divestiture of the Company's retail operations by electing not to have Retail make a proposal to its creditors, thereby resulting in Retail having been deemed to make an assignment of its assets to its creditors under the Bankruptcy and Insolveny Act (Canada).

     (5) Form 8-K/A filed on March 14, 2006, as an amended to form 8-k filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. ("Liberty Wireless"), recently acquired by TelePlus Wireless, Corp. ("TelePlus Wireless"), a fully owned subsidiary of TelePlus Enterprises, Inc. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEPLUS ENTERPRISES, INC.

DATED: May 12, 2006                          By: /s/ Marius Silvasan
                                             ------------------------
                                             Marius Silvasan
                                             Chief Executive Officer

DATED: May 12, 2006                          By: /s/ Robert Krebs
                                             ------------------------
                                             Robert Krebs
                                             Chief Financial Officer

DATED: May 12, 2006                          By: /s/ Tom Davis
                                             ------------------------
                                             Tom Davis
                                             Chief Operating Officer

DATED: May 12, 2006                          By: /s/ Kelly McLaren
                                             ------------------------
                                             Kelly McLaren
                                             President