Form 10QSB
period 2006-06-30
TELEPLUS ENTERPRISES INC
filed 2006-08-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Commission file number 000-49628

TELEPLUS ENTERPRISES, INC.
(Exact Name of Registrant as Specified In Its Charter)

NEVADA	98-0045023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7575 TransCanada, Suite 305, St- Laurent, Quebec, Canada H4T 1V6
(Address of Principal Executive Offices)	(Zip Code)

(514) 344-0778
(Registrant's Telephone Number, Including Area Code)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐	No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 2006:

Class	Number of Shares
Common Stock, $0.001 par value	110,425,699

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and	F-1
	December 31, 2005 (Audited)

	Condensed Consolidated Statements of Operations and	F-2
	Accumulated Other Comprehensive Income (Loss) for the Six and Three Months Ended
	June 30, 2006 and 2005 (Unaudited)

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended	F-3 - F-4
	June 30, 2006 and 2005 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	F-5 - F-37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19 - 20

Item 2.	Changes In Securities	21

Item 4.	Submission of Matters To A Vote Of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21-22

SIGNATURES		23

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-QSB. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-QSB.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)	F-1

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2006 and 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six and Three Months Ended June 30, 2006 and 2005 (Unaudited)	F-3 - F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-37

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)
	IN US$
		(Restated)
	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,529,314	$2,604,915
Accounts receivable, net - trade	1,409,036	1,389,698
Other accounts receivable	331,452	156,029
Income taxes receivable	-	31,130
Inventory	259,726	-
Prepaid expenses and other current assets	507,667	118,016
Assets held from discontinued operations	746	1,075,367

Total Current Assets	4,037,941	5,375,155

Fixed assets, net of depreciation	857,555	219,641

Other Assets:
Intangible assets, net	6,446,380	6,498,440
Goodwill	10,170,876	11,114,377
Deferred financing fees, net of amortization	687,694	2,165,377
Deferred connection charges, net of amortization	134,863	81,295
Deferred income taxes	36,964	35,506

Total Other Assets	17,476,777	19,894,995

TOTAL ASSETS	$22,372,273	$25,489,791

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$3,801,062	$1,955,797
Current portion of accrued acquisition obligations	4,043,682	5,243,758
Unearned revenue	941,935	1,265,479
Derivative liability	7,596,571	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	181,322	1,043,344

Total Current Liabilities	16,746,990	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	2,685,473	1,626,192
Accrued acquisition obligations, net of current portion	4,321,143	6,213,720

Total Long-term Liabilities	7,006,616	7,839,912

Total Liabilities	23,753,606	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 88,276,901 shares issued and outstanding	88,277	86,404
Additional paid-in capital	4,804,360	5,437,536
Accumulated deficit	(6,656,636)	(6,384,140)
Accumulated other comprehensive income (loss)	380,666	(88,586)

Total Shareholders' Equity (Deficit)	(1,381,333)	(946,786)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,372,273	$25,489,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
CONTINUING OPERATIONS:		(Restated)		(Restated)
OPERATING REVENUES
Revenues	$13,247,220	$563,488	$6,449,667	$563,488

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	7,966,864	297,641	3,839,601	297,641
Payroll, professional fees and related expenses	2,039,401	329,354	1,023,112	210,851
Advertising and marketing expenses	515,282	124,866	298,718	94,647
Office rent and expenses	144,112	20,569	74,669	11,972
Warrant expense	182,418	-	-	-
Other general and administrative expenses	1,436,987	158,833	745,066	88,656
Depreciation and amortization	450,764	13,923	221,204	9,293

Total Operating Expenses	12,735,828	945,186	6,202,370	713,060

OPERATING INCOME (LOSS)	511,392	(381,698)	247,297	(149,572)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(142,824)	(136,245)	(71,412)	(57,390)
Amortization of debt discount	(1,114,201)	-	(564,035)	-
Interest expense	(474,891)	(90,041)	(240,401)	(46,458)
Gain on conversion of convertible debentures	54,920	-	54,920	-
Gain (loss) on derivative liability	1,141,716	-	3,200,909	-
Total Other Income (Expense)	(535,280)	(226,286)	2,379,981	(103,848)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(23,888)	(607,984)	2,627,278	(253,420)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(23,888)	(607,984)	2,627,278	(253,420)
Net loss from discontinued operations	(248,608)	(720,358)	(87,257)	(503,803)

NET INCOME (LOSS)	$(272,496)	$(1,328,342)	$2,540,021	$(757,223)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.00)	$(0.01)	$0.03	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.00)	$(0.02)	$0.03	$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.00)	$(0.01)	$0.01	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.00)	$(0.02)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	87,377,926	72,459,817	86,420,187	72,744,169

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	87,377,926	72,459,817	177,458,903	72,744,169

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(272,496)	$(1,328,342)	$2,540,021	$(757,223)
Other comprehensive income (loss)
Currency translation adjustments	469,252	(46,901)	480,251	(35,906)
Accumulated other comprehensive income (loss)	$196,756	$(1,375,243)	$3,020,272	$(793,129)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(23,888)	$(607,984)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	125,012	11,431
Amortization of intangible assets	325,752	2,492
Issuance of common shares for compensation	45,125	-
Employee compensation for stock options	5,493	-
Amortization of deferred finance fees	142,824	136,245
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	1,114,201	-
(Gain) on derivative liability	(1,141,716)	-
(Gain) on conversion of convertible debentures	(54,920)	-

Changes in assets and liabilities
(Increase) in accounts receivable - trade	(18,592)	(22,036)
(Increase) decrease in other accounts receivable	(175,423)	339,971
Decrease in income tax receivable	33,552	-
(Increase) decrease in inventory	(259,726)	4,194
(Increase) in prepaid expenses and other current assets	(389,650)	(200,960)
Increase in accounts payable and accrued expenses	1,992,437	230,397
Increase (decrease) in unearned revenue	(304,068)	26,571
Total adjustments	1,622,719	528,305

Net cash provided by (used in) operating activities	1,598,831	(79,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(2,240,281)	(888,104)
Cash acquired from acquisitions	-	191,241
Acquisitions of fixed assets	(81,318)	(9,000)
(Increase) in deferred connection charges	(77,039)	-

Net cash (used in) investing activities	(2,398,638)	(705,863)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	318,400
Proceeds from promissory notes	-	570,992
Payments of finance fees	(52,460)	-

Net cash provided by (used in) financing activities	(52,460)	889,392

Effect of foreign currency	20,124	(46,901)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(832,143)	56,949

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(522,966)	(37,074)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,884,423	383,313

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,529,314	$403,188

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
		(Restated)

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of of debentures into 1,843,115 shares of common stcok	$350,000	$-
Issued 180,000 shares of common stock to directors of Company for services rendered	$34,200	$-
Issued 57,500 shares of common stock to a non related third party for services rendered	$10,925	$-
Issued 430,000 shares of common stock in connection with company acquisitions	$355,400	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Teleplus Enterprises, Inc. (the “Company”) is a provider of wireless and Telecom products and services across North America. The Company’s wholly-owned subsidiaries include TelePlus Connect, Corp., a “CLEC”, which provides landline, long distance and Internet services in Canada under the “Telizon”, “Freedom” and “Avenue” brands; and TelePlus Wireless, Corp., which operates a virtual wireless network selling cellular network access to consumers and distributors in the United States.

The Company was originally incorporated in Nevada as Terlingua Industries, Ltd. on April 16, 1999. This company was formed to engage in online marketing and distribution of organic herbal supplements internationally. Terlingua Industries, Ltd. changed its name on January 27, 2000 to HerbalOrganics.com, Inc.

In September 2003, the Company formed a wholly-owned foreign subsidiary, Teleplus Retail Services, Inc. (“Retail”), a Canadian corporation formed under the laws of the province of Quebec. Retail, in October 2003, acquired a significant amount of assets from, and assumed certain liabilities of, 3577996 Canada, Inc., a Canadian Business Corporation (“3577996”) relating to 3577996’s TelePlus Consumer Services business.

Immediately following the Company’s acquisition of 3577996, in October 2003, Visioneer Holdings Group, Inc. (“Visioneer”) acquired control of the Company. Visioneer and 3577996 were controlled by the same shareholders.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

For accounting purposes, the transaction was treated as an acquisition of HealthOrganics.com, Inc. and a recapitalization of 3577996 with accounting treatment similar tot hat used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The Company acquired $11,327 in cash and assumed $700 in liabilities as a result of the transaction. Additionally, the Company changed its name to TelePlus Enterprises, Inc.

Post-reverse merger, the Company is a provider of wireless and telecommunications services in Canada and the United States of America. The Company’s products include prepaid and postpaid wireless, landline, long distance and Internet services. The Company distributes their products through their websites, third party websites, select distributors in Canada and the United States of America, and through a variety of direct marketing initiatives.

As discussed in Note 4, the Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005; 1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005; Avenue Reconnect, Inc. a reseller of landline and long distance services and Internet service provider on June 1, 2005; Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005; certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc. related to its Liberty Wireless business on December 29, 2005, effective December 31, 2005; and Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

On January 13, 2006, Retail, filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations will no longer be a segment of the Company’s business for the year ending December 31, 2006 (see Note 11).

As shown in the accompanying financial statements the Company has a working capital deficiency from continuing operations of $12,709,409 as of June 30, 2006 due to accrued acquisition obligations of $4,043,682 that have been classified as current liabilities, as well as $7,596,571 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Included as cash equivalents as of June 30, 2006 is $400,000 in a term deposit which secures a standby letter of credit to Sprint which can be drawn upon by Sprint should the Company fail to make timely payments to them. As of June 30, 2006, no amounts have been drawn by Sprint.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail division that has been abandoned. The Company has also written down the assets relating to the retail division to their respective fair values.

Inventories

Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by the average cost method, or market.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 8 years, of companies acquired by the Company and are reflected below:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

	As of June 30, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$2,875,000	$110,312	$2,764,688
Customer Lists	$4,062,500	$380,808	$3,681,692

Amortization Expense:

For the six months ended June 30, 2006		$325,752
For the six months ended June 30, 2005		2,492

Estimated Amortization Expense:

For the six months ended December 31, 2006		$325,752
For the year ended December 31, 2007		651,504
For the year ended December 31, 2008		651,504
For the year ended December 31, 2009		651,504
For the year ended December 31, 2010 through 2025		4,166,116

Total		$6,446,380

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

The Company’s revenue is also generated from the sale of wireless, telephony products and accessories to end-users. The Company recognizes this revenue when the criteria for Staff Accounting Bulletin 101 (and as clarified in Staff Accounting Bulletin 104) is achieved. The criteria are as follows: when persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is probable.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of June 30, 2006, the allowance for doubtful accounts is $56,027.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a gain (loss) of $469,252 and ($46,901) for the six months ended June 30, 2006 and 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications and Restatement

Certain amounts reported for the six months ended June 30, 2005 have been reclassified to conform with the presentation for the six months ended June 30, 2006. The reclassifications had no effect on net income for the six months ended June 30, 2005. In addition, the Company has restated certain amounts in its consolidated balance sheet and consolidated statements of operations, comprehensive income (loss) and cash flow to correct previously reported amounts. The net effect of the adjustments relating to amortization of intangible assets for the six months ended June 30, 2005 was $2,492. These adjustments increased the net loss to ($1,328,342) for the six months ended June 30, 2005.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of June 30, 2006, the deferred connection charges are $134,863 Amortization of the deferred connection charges for the six months ended June 30, 2006 and 2005 are $20,840 and $0, respectively.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of June 30, 2006, the deferred financing fees are $687,694. Amortization of the deferred finance fees for the six months ended June 30, 2006 and 2005 are $142,824 and $136,245, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with highly quality financial institutions as determined by the Company’s management. To reduce risk of trade accounts receivable, ongoing credit evaluations of customers’ financial condition are performed, guarantees or other collateral may be required, and the Company maintains a broad customer base.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to the amortization of debt discount using the Effective Interest Method.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 44,486,216 shares of the Company’s common stock as of June 30, 2006 and are carried at fair value of $4,894,360.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the six months ended June 30, 2006 and 2005.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are machinery and equipment with estimated useful lives ranging between three and seven years; business software with estimated useful lives ranging between three and ten years; and leasehold improvements with an estimated useful life of five years

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the conversion of debentures, and exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for periods presented.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2006	2005

Net loss	$(272,496)	$(1,328,342)

Weighted-average common shares
Outstanding (Basic)	87,377,926	72,459,817

Weighted-average common stock
Equivalents
Convertible debentures	44,486,216	-
Stock options	11,552,500	11,552,500
Warrants	35,000,000	-

Weighted-average common shares
Outstanding (Diluted)	178,416,642	84,012,317

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. The Company adopted these provisions on January 1, 2006.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

	Six Months Ended June 30,
	2006		2005
Net income (loss):
As reported		($272,496)	($1,328,342)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects		5,493	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(-)	(-)
Pro forma		($267,003)	($1,328,342)
Net income (loss) per share:
As reported:
Basic	$	(0.00)	($0.02)
Diluted		($0.00)	($0.02)
Pro forma:
Basic		($0.00)	($0.02)
Diluted		($0.00)	($0.02)

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FSB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of operations in the period in which the changes occur. SFAS 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on its financial position or results of its operations.

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2006 were as follows:

	Estimated
	Useful Lives (Years)	June 30, 2006	December 31, 2005

Equipment	5	$190,698	$183,174
Furniture and fixtures	7	122,396	92,504
Business software	3-10	833,884	153,414
Computer hardware	5	345,376	299,687
Leasehold improvements	5	26,400	25,653

		1,518,754	754,432
Less: accumulated depreciation		661,199	534,791
Fixed assets, net		$857,555	$219,641

There was $104,174 and $11,431 charged to operations depreciation expense for the six months ended June 30, 2006 and 2005 respectively.

NOTE 4-	ACQUISTIONS

1523813 Ontario Limited (Freedom Phone Lines)

In April 2005, the Company purchased 100% of the issued and outstanding shares of this Ontario based company. The total purchase price was $910,910. The allocation of the purchase price is presented in the chart below. Goodwill of $731,262 represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The other intangible assets representing the trade name acquired was determined to have a fair value of $162,950 and was based on an initial valuation.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 4-	ACQUISTIONS (CONTINUED)

1523813 Ontario Limited (Freedom Phone Lines) (Continued)

The results of operations of 1523813 Ontario Limited have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in April 2005.

Avenue Reconnect, Inc.

In June 2005, the Company purchased 100% of the issued and outstanding shares of this Ontario based company. The total purchase price was $641,285. The allocation of the purchase price is presented in the chart below. Goodwill of $530,933 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired .The other intangible assets representing the trade name acquired was determined to have a fair value of $85,765 and was based on an initial valuation.

The results of operations of Avenue Reconnect, Inc. have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in June 2005.

Telizon Inc. and 15000536 Ontario Inc. (One Bill, Inc.)

In July 2005, the Company purchased 100% of the issued and outstanding shares of this Ontario based company. The total purchase price was $9,391,322. The allocation of the purchase price is presented in the chart below. Goodwill of $1,933,834 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $6,414,820 comprised of the trade name and customer lists acquired were determined to have fair values of $2,508,590 and $3,902,230 respectively. The computer software acquired with an estimated useful life of 10 years was determined to have a fair value of $630,630. Both the intangible assets and computer software fair values were determined based on an initial valuation.

The results of operations of Telizon, Inc. and 15000536 Ontario, Inc. have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in July 2005.

In connection with the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions, the Company has agreed to additional consideration balance of $3,214,000 payable on an earn out basis based upon the achievements of specific operating benchmarks during the 48 month period following the acquisitions from the original $17,839,000. As a result, an additional $4,289,139 has been allocated to goodwill as of June 30, 2006, based on these acquisitions achieving such benchmarks.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 4-	ACQUISTIONS (CONTINUED)

Liberty Wireless, a division of Star Number, Inc.

On December 29, 2005, the Company acquired certain assets of Liberty Wireless, a division of Star Number, Inc. The total purchase price of these assets was estimated to be $1,972,321. The allocation of the purchase price is presented in the chart below. The amount of $1,972,321 has been allocated solely to goodwill on a preliminary basis. Goodwill represents the excess of the purchase price over the carrying value of the net tangible assets acquired.

A formal valuation of the fair value of the assets acquired will be performed during the year ended December 31, 2006.

The results of operations of Liberty Wireless have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in January 2006.

Maximo Impact, Inc.

On June 21, 2006, the Company acquired Maximo Impact, Inc. The total purchase price of these assets were $30,000. The allocation of the purchase price is presented in the chart below. Goodwill of $30,000 represents the excess of the purchase price over the carrying value of the net tangible assets acquired. The purchase price to be paid is up to a maximum of $1,000,000 to be earned on an earn out basis. The Company has not recorded this liability due to the fact that the probability of paying the earn out as of June 30, 2006 cannot be determined.

The results of operations of Maximo Impact, Inc. have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in June 2006.

Keda Consulting Corp.

On April 1, 2005, the Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company specializing in business development, sales and marketing and operations. Keda changed its name to TelePlus Connect Corp. and their management took over the operations of the Company’s prepaid landline and long distance telephone service operations. When the Company acquired Freedom Phone Lines, Avenue Reconnect and Telizon, the acquisition price was adjusted to account for the acquisition of Keda, which was to be paid to the former shareholders of Keda on an earn-out basis. The Company recognized additional goodwill and accrued acquisition obligations for this acquisition.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE4-	ACQUISTIONS (CONTINUED)

On July 28, 2006 as noted in Note 13, the Company and the former shareholders of Keda negotiated an agreed purchase price and payment terms. The terms call for 60 equal monthly payments of $60,000 (CDN $) for a total note of $3,600,000 (CDN $) which is converted to $3,214,000 (US $) (see Note 5). Goodwill and the accrued acquisition obligations were adjusted at that time.

	Freedom Phone	Avenue	Telizon and	Liberty
	Lines	Reconnect	One Bill	Wireless	Maximo

Cash	$185,194	$7,784	$617,844	$-	$-
Accounts receivables	74,497	13,546	1,262,285	-	-
Prepaid and other current assets	-	15,936	41,285	707,000	-
Fixed assets	21,640	18,868	739,428	-	-
Other intangible assets	162,950	85,765	6,414,820	-	-
Goodwill	731,262	530,933	1,933,834	1,972,321	30,000
Deferred taxes	-	-	33,796	-	-
Accounts payable and
accrued expenses	(220,030)	(31,547)	(1,298,243)	-	-
Unearned revenue	(45,503)	-	(353,727)	(707,000)	-

Net assets acquired
at fair value	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

Total Consideration:

Cash (a) (b)	$582,010	$641,285	$9,391,322	$1,972,321	$30,000
Common stock (c)	328,000	-	-	-	-
	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

(a)        In the One Bill, Inc. and Telizon, Inc. acquisition, $4,723,000 of the cash is payable after March 2006

(b)        In the Liberty Wireless acquisition, $500,000 of the cash is payable wthin one year

(c)        Represents 964,706 shares of the Company's common stock

See Note 14, for the unaudited consolidated statements of operations assuming the acquisitions occurred January 1, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $8,364,825 in accrued acquisition obligations as of June 30, 2006. Included in this amount is $3,214,000 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the six months ended June 30, 2006 and 2005, the Company paid out $2,240,281 and $888,104, respectively of accrued acquisition obligations.

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

On July 12, 2004, the Company secured an $11,000,000 financing commitment from Cornell. The terms of the transaction called for the Company to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $450,000 payable at closing; $400,000 payable upon the filing of a registration statement and the remaining $150,000 payable upon the registration statement becoming effective, which occurred October 1, 2004.

The convertible debentures were secured by all of the Company’s assets, bearing interest at 5% per annum, repayable on their third anniversary dates of July 12, 2007, September 1, 2007, and October 1, 2007, respectively. The Company had the option of converting the principal amounts and all accrued interest before these maturity dates, and has converted the entire amount to common shares.

As part of the transaction, the Company secured a $10,000,000 Standby Equity Distribution Agreement (“SEDA”). The Company could draw these funds under the SEDA over a 24-month period upon the effective registration. The proceeds of the SEDA were used to finance existing and future acquisitions, capital expenditures, increases in inventory and general working capital. The Company issued 258,098 shares of its common stock in connection with the SEDA as financing costs.

The Company received $8,125,000 under three promissory notes. The Company received the initial promissory note of $2,000,000 in the fourth quarter of 2004; the second promissory note of $500,000 was received in the first quarter of 2005; and a third promissory note of $5,625,000 was received in July 2005. The first and second promissory notes were repaid, and the third promissory note was restructured under a new financing agreement dated December 13, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

On December 13, 2005, the Company entered into a certain Securities Purchase Agreement (“SPA”) with Cornell Capital Partners (“Cornell”), pursuant to which Cornell was issued $9,225,000 in secured convertible debentures dated December 13, 2005 under the SPA. Under the SPA, the Company and Cornell entered into various agreements as described below. The convertible debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety-five percent (95%) of the lowest volume weighted price of the common stock for the thirty trading days immediately preceding such conversion date. The convertible debentures which are secured by certain pledged assets of the Company have a term of three (3) years, have piggy-back registration rights and accrue interest at a rate of ten percent (10%) per annum. In connection with the convertible debentures, the Company issued 1,250,000 shares of common stock as financing fees. The amount funded included the restructuring of the third promissory note funded in July 2005 of $5,625,000 plus interest of $225,000 plus an additional funding of $3,375,000.

As of June 30, 2006, the Company has $9,225,000 outstanding in convertible debentures.

Secured Convertible Debenture. The Company entered into a secured convertible debenture in the principal amount of $9,225,000 dated December 13, 2005 and due December 13, 2008. The debenture carries an interest rate of 10%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium of twenty percent (20%) of the principal amount being redeemed plus accrued and unpaid interest. The Company may not redeem more than $1,500,000 during any fifteen (15) consecutive trading days.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8, except for a registration statement on Form S-8 registering up to 2,000,000 shares of common stock under an Employee Stock Option Plan. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company’s common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five days trading days of such listing, the Company being in default of any other debentures that the Company has issued to Cornell.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Investor Registration Rights Agreement. On December 13, 2005 the Company entered into an investor registration rights agreement with Cornell. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell upon conversion of at least 235,000,000 shares of common stock under the $9,225,000 convertible debenture, 1,250,000 shares of common stock issued under the SEDA and 33,000,000 shares of common stock issued upon the exercise of the warrant shares to be issued under the warrant to Cornell. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. The Company entered into an amended security agreement dated December 13, 2005 with Cornell. This agreement amends the agreement entered into on July 15, 2005 between these two parties.

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated December 13, 2005 with Cornell, Visioneer Holding Group, Inc. and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, the Company and Visioneer pledged 30,000,000 of their shares of common stock of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell. These shares are being held by David Gonzales, Esq., who is a principal with Cornell. In the event of default under the pledge and escrow agreement, that includes failure of the Company to comply with any of the agreements between themselves and Cornell, the pledged shares can be sold to cover any of the obligations owed by the Company to Cornell under the various financing agreements discussed here. The pledged shares shall be returned to the parties upon payment in full of all amounts owed to Cornell under the convertible debentures.

Warrant. The Company issued a warrant dated December 13, 2005 for 33,000,000 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Cornell at exercise prices ranging between $.20 and $0.38 per share. The warrant is exercisable until December 13, 2008. Cornell cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to December 13, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated December 13, 2005 with Cornell. The securities purchase agreement relates to the $9,225,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which the Company and Visioneer pledged his shares of the Company’s common stock to Cornell, and (iv) an amended and restated security agreement among the Company and Cornell. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell under the warrant and the convertible debenture described above. The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Cornell Capital, a fee equal to $342,500.

Amended and Restated Subsidiary Security Agreement. The Company entered into an amended and restated subsidiary security agreement dated December 13, 2005. The material terms of the amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell.

The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $5,087,378 as of December 13, 2005 and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $1,141,716 recognized for the six months ended June 30, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of June 30, 2006, the fixed freestanding warrants issued in connection with the $9,225,000 convertible debentures has been valued at $2,691,796 using relative fair values as stipulated in APB 14 based on a Black-Scholes pricing model. The Black-Scholes pricing model utilized the following assumptions: expected life of 3 years; risk free interest rate of 3.5%; and expected volatility of 75% under the various exercise prices.

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174, and is being amortized to par using the effective interest method. The amortization for the six months ended June 30, 2006 amounted to $1,114,201.

Interest expense on the convertible debentures was $474,891for the six months ended June 30, 2006 and interest on the promissory notes for the six months ended June 30, 2005 was $90,041. Accrued interest at June 30, 2006 is $551,766.

NOTE 7-	SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them. The Company has issued 2,000,000 of these shares and as of June 30, 2006 the 2,000,000 shares are issued and outstanding. These shares were issued to an entity owned by a majority shareholder for services rendered during the year ended December 31, 2005.

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of June 30, 2006, the Company has 88,276,901 shares of common stock issued and outstanding. On November 16, 2005, the Company increased the authorized stock from 150,000,000 to 600,000,000 shares.

The Company has issued the following shares of common stock for the six months ended June 30, 2006:

The Company issued 1,843,115 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 180,000 shares of common stock to directors of the Company for services.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7-	SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company issued 280,000 shares of common stock in connection with the acquisition of Cellz which was part of the discontinued operations.

The Company issued 150,000 shares of common stock in connection with the acquisition of Freedom Phone Lines as additional consideration.

The Company issued 57,500 shares of common stock to a non-related third party for services rendered

The Company cancelled 637,500 shares issued in connection with the raising of Company financing from the year ended December 31, 2005.

During the year ended December 31, 2005 the Company issued the following shares:

The Company issued 4,966,808 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 9,750,865 shares of common stock in connection with the raising of Company financing.

The Company issued 250,000 shares of common stock to directors of the Company for services.

The Company issued 964,706 shares of common stock in connection with the acquisition of Freedom Phone Lines.

The Company issued 50,000 shares of common stock in connection with the settlement of a lawsuit.

The Company issued 424,000 shares of common stock in connection with employee compensation.

The Company issued 1,080,503 shares of common stock in connection with the acquisition of Telizon, Inc. and Freedom Phone Lines for finder’s fees.

Stock Options

As of June 30, 2006, the Company has 11,552,500 stock options issued to employees granted and outstanding. Of these options, 3,917,500 were granted in 2005 and 7,635,000 were granted in 2004.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7-	SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

Balance, Janaury 1, 2006	11,552,500

Granted	-
Exercised	-
Forfeited	-

Balance, June 30, 2006	11,552,500

Balance, Janaury 1, 2005	7,635,000

Granted	3,917,500
Exercised	-
Forfeited	-

Balance, December 31, 2005	11,552,500

Balance, Janaury 1, 2004	-

Granted	7,635,000
Exercised	-
Forfeited	-

Balance, December 31, 2004	7,635,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7-	SHAREHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	June 30,	June 30,
	2006	2005

Dividend yield	0.00%	0.00%
Expected volatility	47.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of June 30, 2006 are summarized as follows:

	Exercise	Year		Vesting
Number of Options	Price	Issued	Term	Period
1,640,000	$0.36	2004	3 years	Immediately
225,000	$0.36	2004	3 years	1 year
2,180,000	$0.38	2004	3 years	Immediately
40,000	$0.40	2004	3 years	1 year
200,000	$0.38	2004	3 years	2 years
50,000	$0.45	2004	3 years	2 years
2,500,000	$0.40	2004	3 years	2 years
400,000	$0.40	2004	3 years	3 years
200,000	$0.45	2004	3 years	3 years
200,000	$0.50	2004	3 years	3 years
932,500	$0.21	2005	3 years	Current year
100,000	$0.21	2005	3 years	Current year
1,015,000	$0.22	2005	3 years	Current year
75,000	$0.22	2005	3 years	1 year
1,270,000	$0.23	2005	3 years	1 year
25,000	$0.24	2005	3 years	1 year
100,000	$0.22	2005	3 years	2 years
100,000	$0.23	2005	3 years	2 years
100,000	$0.23	2005	3 years	3 years
100,000	$0.24	2005	3 years	3 years
100,000	$0.25	2005	3 years	3 years

11,552,500

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7-	SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. In addition, the Company issued 2,000,000 warrants in January 2006 for the purpose oftryin to raise capital for the Company. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
9,000,000	$0.25	12/13/2005	3 years
4,000,000	$0.20	12/13/2005	3 years
10,000,000	$0.38	12/13/2005	3 years
10,000,000	$0.25	12/13/2005	3 years
1,000,000	$0.4485	1/1/2006	5 years
1,000,000	$0.6728	1/1/2006	5 years

35,000,000

NOTE 8-  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: The Company is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment of for the Goods and Services Tax (“GST”)\and Quebec Sales Tax (“QST”) of approximately $474,000 (CND $) and penalties of approximately $168,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. The Company believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

Wrongful Dismissal: A former employee of a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 (CND $) against the Company for wrongful dismissal. The Company does not believe the claim to be founded and intends to vigorously contest such claim. The parties are in the discovery stages.

Wrongful Dismissal: There is a claim from three individuals in British Columbia in the amount of approximately $147,000 and the issuance of 510,000 shares of common stock for which a letter of demand has been served to the Company. The Company does not believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and the Company is presently in discussions with the aforementioned individuals.

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. The Company intends to contest and defend against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by Cornell.

Consulting Fee: On November 30, 2005, a lawsuit was filed in the Superior Court, State of California, County of San Diego (Case No. GIC 857605) by Business Consulting Group Unlimited (“BCGU”) against the Company. The suit arises out of an agreement between BCGU and the Company. BCGU alleges that the Company is in breach of the agreement they entered into, and is seeking damages from the Company for certain tranches of compensation it allegedly earned and was to receive under this agreement. The compensation allegedly earned consist of $250,000 in cash, 1,440,000 shares of the Company’s restricted common stock, and the right to exercise warrants ranging between $0.65 and $1.00 per share. The Company has not granted the warrants to BCGU to purchase additional shares of common stock.

The Company believes the case is without merit, that BCGU’s claim’s are unfounded and that the Company has good defenses against the claims asserted by BCGU. The Company also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount already paid to BCGU.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 8-	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

The following claim has been instigated by the Company:

A subsidiary of the Company has instigated a claim against Wal-Mart Canada Corp. on September 23, 2004 in the Ontario Superior Court of Justice in the amount of $5,000,000 for breach of an agreement between the partiers. This claim is in the discovery stages.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through March 31, 2011. These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of June 30, 2006 are:

Period Ending
June 30,
2007	$240,251
2008	193,655
2009	146,920
2010	109,256
2011	53,739
$743,821

Rent expense for the six months ended June 30, 2006 and 2005 was $144,112 and $20,569 respectively.

Customer Support Agreement

In June 2006, Liberty Wireless and PeopleSupport, Inc. (“PSPT”) entered into a three-year customer support agreement. Under the agreement, PSPT will provide customer management, transcription and captioning, accounts receivable management and additional business process outsourcing services from its centers in the Philippines, Costa Rica and the United States of America, as its strategic provider of customer management support.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 9-	RELATED PARTY TRANSACTIONS

In 2005, the Company issued 2,000,000 shares of Class A Preferred Stock for services rendered to a company owned by a majority shareholder.

The Company paid management fees for the six months ended June 30, 2006 and 2005 to a company owned by a majority shareholder in the amount of $110,999 and $71,637 respectively.

NOTE 10-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2006, deferred tax assets consist of the following:

Net operating losses	$1,730,696
Amortization of goodwill	(339,029)
Valuation allowance	(1,391,667)

$-

At June 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $5,090,282, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 11-	DISCONTINUED OPERATIONS

On January 13, 2006, Retail, filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations will no longer be a segment of the Company’s business for the year ending December 31, 2006. Therefore, the Company reclassified as discontinued operations the operating results of this division.

The following represents the comparative operating results of this division for the six and three months ended June 30, 2006 and 2005 that is reflected as discontinued operations.

	Six Months		Three Months
	June 30		June 30
	2006	2005	2006	2005

Net revenues	$282,332	$5,855,331	$-	$2,896,577

Cost of revenues	13,299	4,147,525	-	2,155,553
General, administrative and selling expenses	493,300	2,243,176	160,628	1,160,750
Depreciation	-	180,663	-	90,850
Interest expense	-	4,325	-	(6,773)
Write down of assets and liabilities	24,341	-	(73,371)	-

	530,940	6,575,689	87,257	3,400,380

Loss before income taxes	(248,608)	(720,358)	(87,257)	(503,803)

Provision for income taxes	-	-	-	-

Net loss on discontinued operations	$(248,608)	$(720,358)	$(87,257)	$(503,803)

The Company will have available loss carry forwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

The cash flow from Discontinued Operations consists of the following:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 11-	DISCONTINUED OPERATIONS (CONTINUED)

	Six Months
	June 30
	2006	2005

Net (loss) from discontinued operations	$(248,608)	$(720,358)

Adjustments to reconcile net ( loss) to net
cash provided by ( used in )operating activities

Depreciation and amortization	-	180,684
Gain on writedown of payables	(73,371)	-

Net Change in assets and liabilities	(200,987)	579,277

Net Cash provided by ( used in ) operating activities	(522,966)	39,603

Cash flows from investing activities
Acquisition of fixed assets		(76,677)

Cash provided by ( used in ) Discontinued Operations	$(522,966)	$(37,074)

Summary of Net Liabilities Remaining - Retail Division

Assets

Cash	$746

Liabilities

Accrued expenses	181,322

Net Liabilities Remaining	$(180,576)

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 12-	SEGMENT INFORMATION

The Company’s reportable operating segments include its wireless segment which was acquired on December 29, 2005, but became effective as of January 1, 2006, as well as its traditional land-line based telecommunication services. The Company also has corporate overhead expenses. The Company’s services are all being provided in North America, considered by the Company to be one geographical location. The segment data presented below details the allocation of sales, cost of sales, gross profit (loss), operating expenses, depreciation, amortization and impairment and other income (expense) on the consolidated statements of operations to these segments. In addition the Company details an allocation of fixed assets and total assets to these segments. The Company has one major supplier of services in both the Wireless and Telecom segments. The supplier is not the same for each segment. The discontinued operations have not been included herein.

Operating segment data for the six months ended June 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Sales	$-	$5,228,900	$8,018,320	$13,247,220
Cost of sales	-	2,573,312	5,393,552	7,966,864
Gross profit (loss)	-	2,655,588	2,624,768	5,280,356
Operating expenses	1,203,039	1,512,105	1,603,056	4,318,200
Depreciation, amortization and impairment	331,416	9,330	110,018	450,764
Other income (expense)	(535,280)	-	-	(535,280)
Net income (loss)	(2,069,735)	1,134,153	911,694	(23,888)
Segment assets	5,336,086	3,629,096	13,406,345	22,371,527
Fixed Assets, net of depreciation	41,802	75,965	739,788	857,555

The Company only had one operating segment for the six months ended June 30, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 13-	SUBSEQUENT EVENTS

Effective July 28, 2006, the former shareholders of Keda Consulting Corp. and the Company entered into an amendment of their original stock purchase agreement to modify the purchase price and payment terms. The parties agreed to a negotiated price of $3,600,000 (CDN $) ($3,214,000 in US $) more to be paid in 60 equal monthly installments of $60,000 (CDN $) per month.

On July 28, 2006, the Company entered into a certain SPA with Cornell Capital Partners, LP (“Cornell”) pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures dated as of July 28, 2006. The debentures were fully funded on July 28, 2006, are convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the lesser of (a) $0.20 or (b) 90% of the lowest volume weighted average price of common stock for thirty trading days immediately preceding the conversion date. Beginning on March 1, 2007, and continuing on the first trading day of each calendar month thereafter, the Company shall make mandatory redemptions (“Mandatory Redemption”) consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under the debentures have been paid in full. The Company has the option to redeem a portion or all of the amounts outstanding under the debentures prior to the maturity date of the debentures. The debentures have a term of three years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The debentures are secured by certain pledged assets of the Company. The parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Cornell, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, and applicable state securities laws.

In connection with the SPA, the Company also issued Cornell the following warrants to purchase shares of common stock:

a)	5,000,000 at $0.11;
b)	10,000,000 at $0.13;
c)	10,000,000 at $0.15; and
d)	5,000,000 at $0.18

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 14-  UNAUDITED OPERATIONS - 2005

The following table reflects the unaudited proforma condensed consolidated statements of operations for the Company, assuming that all of the recent acquisitions in 2005 and 2006 occurred as of January 1, 2005:

Six Months Ended June 30, 2005

Revenues	$22,073,111

Operating expenses	21,113,923

Income before other (expense)	959,188

Other (income) expense	325,662

Net income before provision for income taxes	633,526

Provision for income taxes	130,494

Net lncome	$503,032

Net lncome per basic shares	$0.007

Net Income per diluted shares	$0.006

Weighted average number of common shares
outstanding - basic	72,459,817

Weighted average number of common shares
outstanding - diluted	84,012,317

The unaudited pro forma results of operations for the six months ended June 30, 2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following: (i) an overview of the Company’s business including the growth of the industry in Canada and the United States of America; (ii) recent business developments; (iii) results of operations and financial condition for the six and three months ended June 30, 2006 versus June 30, 2005; (iv) liquidity and capital resources; (v) a discussion of the Company’s risk factors; and (vi) the Company’s critical accounting policies.

Company Overview

Teleplus Enterprises, Inc. (the “Company”) is a provider of wireless and Telecom products and services across North America. The Company’s wholly-owned subsidiaries include TelePlus Connect, Corp., a “CLEC”, which provides landline, long distance and Internet services in Canada under the “Telizon”, “Freedom”, “Avenue” and Liberty brands; and TelePlus Wireless, Corp., which operates a virtual wireless network (“MVNO”) selling cellular network access to consumers and distributors in the United States under the “Liberty Wireless” and “MX Mobile” brand names.

The Company was originally incorporated in Nevada as Terlingua Industries, Ltd. on April 16, 1999. This company was formed to engage in online marketing and distribution of organic herbal supplements internationally. Terlingua Industries, Ltd. changed its name on January 27, 2000 to HerbalOrganics.com, Inc.

In March 2003, the Company declared a 10:1 forward stock split. In October 2003, the Company declared a 2,375:1 forward stock split. The effects of the stock split have been retroactively reflected in this report unless otherwise stated.

In September 2003, the Company formed a wholly-owned foreign subsidiary, Teleplus Retail Services, Inc. (“Retail”), a Canadian corporation formed under the laws of the province of Quebec. Retail, in October 2003, acquired a significant amount of assets from, and assumed certain liabilities of, 3577996 Canada, Inc., a Canadian Business Corporation (“3577996”) relating to 3577996’s TelePlus Consumer Services business.

Immediately following the Company’s acquisition of 3577996, in October 2003, Visioneer Holdings Group, Inc. (“Visioneer”) acquired control of the Company. Visioneer and 3577996 were controlled by the same shareholders.

For accounting purposes, the transaction was treated as an acquisition of HealthOrganics.com, Inc. and a recapitalization of 3577996 with accounting treatment similar tot hat used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The Company acquired $11,327 in cash and assumed $700 in liabilities as a result of the transaction. Additionally, the Company changed its name to TelePlus Enterprises, Inc.

Post-reverse merger, the Company is a provider of wireless and telecommunications services in Canada and the United States of America. The Company’s products include prepaid and postpaid wireless, landline, long distance and Internet services. The Company distributes their products through their websites, third party websites, select distributors in Canada and the United States of America, and through a variety of direct marketing initiatives.

The Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005; 1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005; Avenue Reconnect, Inc. a reseller of landline and long distance services and Internet service provider on June 1, 2005; Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005; certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc. related to its Liberty Wireless business on December 29, 2005, effective December 31, 2005; and Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

On January 13, 2006, Retail, filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations will no longer be a segment of the Company’s business for the year ending December 31, 2006.

In February 2006, the Company completed its transition from retail operations to wireless and telecom services reselling.

Growth in the United States of America

The Company through its wholly owned subsidiary, TelePlus Wireless Corp. (“TelePlus Wireless”) is offering wireless prepaid services through its Mobile Virtual Network Operator (“MVNO”) agreement with Sprint/Nextel. TelePlus Wireless services are primarily, but not exclusively, catered to the “unbanked” or “prepaid” segment of the market. “Unbanked” customers are those customers who are not able to access the carriers’ offers as they don’t qualify under the carriers’ credit policies. Nonetheless, the “unbanked” segment is the fastest growing segment in the wireless and telecom industry. This segment is currently poorly serviced by the incumbents, thus creating an opportunity for TelePlus Wireless to take a substantial share of the market. This market was first developed in Europe, where more than 20 MVNO’s can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO’s launched in Europe.

To facilitate the rollout of this service in the United States, the Company acquired:

•
Certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc. related to its Liberty Wireless business on December 29, 2005, effective December 31, 2005, the third largest wireless reseller on the Sprint PCS network, which provided the Company with an established customer base and strong infrastructure; and

•
Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

Growth in Canada

The Company through its wholly owned subsidiary TelePlus Connect Corp. (“TelePlus Connect”) is offering landline and long distance prepaid services to selected individuals in Canada who cannot obtain basic telecom services from traditional telecom carriers. These individuals are often called the “unbanked”.

To facilitate the rollout of this service in Canada, the Company acquired:

•
Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005 specializing in business development, sales and marketing and operations. Following this acquisition, Keda Consulting Corp. changed its name to TelePlus Connect Corp. and their management took over the operations of the Company’s prepaid landline and long distance telephone service operations;

•
1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005 headquartered in Ontario, Canada which services over 3,300 customers in the Ontario area, generating approximately $2,500,000 in annual revenues;

•
Avenue Reconnect, Inc. a reseller of landline and long distance services and Internet service provider on June 1, 2005 headquartered in Windsor, Ontario which services over 2,000 residential users primarily in Ontario, generating approximately $1,100,000 in annual revenues; and

•
Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005 headquartered in Ontario, Canada which services over 18,000 commercial and residential lines in the Ontario area, generating approximately $12,000,000 in annual revenues.

Current estimates place the “unbanked “ or “prepaid” market in North America at 9.5% of total households and the market size is estimated at over $ 1 billion.

Recent Business Developments

In June 2006, the Company acquired Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

In June 2006, Liberty Wireless and PeopleSupport, Inc. (“PSPT”) entered into a three-year customer support agreement. Under the agreement, PSPT will provide customer management, transcription and captioning, accounts receivable management and additional business process outsourcing services from its centers in the Philippines, Costa Rica and the United States of America, as its strategic provider of customer management support.

Results of Operations and Financial Condition

Six Months Ended June 30, 2006 versus June 30, 2005

Total Operating Revenues

The Company generated $13,247,220 of revenues for the six months ended June 30, 2006 as compared to $563,488 for the six months ended June 30, 2005, an increase of $12,683,772 or 2,351%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating revenues for the six months ended June 30, 2005 including the recent acquisitions were $22,073,111 on a proforma basis. The Company had a decrease of 40% when comparing to this amount. The decrease from period to period is the result of the Company’s transition and removal of certain lower profitable customers. The Company’s primary business for the six months ended June 30, 2005 was the retail business which was discontinued.

Total Operating Costs and Expenses

Total operating costs and expenses for the six months ended June 30, 2006 were $12,735,828 as compared to $945,186 for the six months ended June 30, 2005. This represented an increase of $11,790,642 or 1,348%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating costs and expenses for the six months ended June 30, 2005 including the recent acquisitions were $21,113,923 on a proforma basis. The Company had a decrease of 39% when comparing to this amount which is comparable to the decrease in revenues. Of these amounts, $7,966,864 (61% of revenues) and $297,641 (53% of revenues) comprised of costs of services, which increased primarily due to higher profit margins in the Company’s acquired than historically reflected in Teleplus’ business. The other operating costs and expenses includes payroll, professional fees and related expenses of $2,039,401, advertising and marketing expenses of $515,282, and other general and administrative expenses of $1,436,987 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the six months ended June 30, 2005. The Company also expensed the issuance of 2,000,000 warrants at a value of $182,418 issued to an investment banking company to assist the Company in the raising of additional capital. The warrants expire in five years.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of June 30, 2006, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 8 to 20 years. Depreciation, amortization and impairment for the six months ended June 30, 2005 was not significant.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the six months ended June 30, 2006 was $142,824. The Company also recognized amortization on the debt discount on the convertible debenture of $1,114,201 for the six months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,141,716 and $54,920 gain on conversion of the convertible debentures related to the freestanding derivatives associated with the Cornell financing. There were no corresponding comparable amounts for these items for the six months ended June 30, 2005 due to the financing occurring December 13, 2005.

Interest expense was $474,891 compared to $90,041 for the six months ended June 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(23,888), or $(0.00) per share on a basic and diluted basis for the six months ended June 30, 2006 versus $(607,984), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $511,392 for the six months ended June 30, 2006 is due to the strong commitment management has made to the restructuring of the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2006 and 2005, respectively, There was no provision due to the carryforward of approximately $3,000,000 of net operating losses as of June 30, 2006, that the Company has reserved in valuation allowances against this deferred tax asset.

Net loss from Discontinued Operations

The loss from discontinued operations for the six months ended June 30, 2006 and 2005, of $248,608 and $720,358 are the result of the retail division of the Company that was disposed of in January 2006.

Three Months Ended June 30, 2006 versus June 30, 2005

Total Operating Revenues

The Company generated $6,449,667 of revenues for the three months ended June 30, 2006 as compared to $563,488 for the three months ended June 30, 2005, an increase of $5,886,179 or 1,145%. The increase is the result of the acquisitions the Company made. The Company has been successful in increasing business for its acquired Company’s since they were initially acquired. The Company anticipates further increases during the year.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended June 30, 2006 were $6,202,370 as compared to $713,060 for the three months ended June 30, 2005. This represented an increase of $5,489,310 or 870%. Of these amounts, $3,839,601 (60% of revenues) and $297,641 (53% of revenues) comprised of costs of services, which increased primarily due to higher profit margins in the Company’s acquired than historically reflected in Teleplus’ business. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,023,112, advertising and marketing expenses of $298,718, and other general and administrative expenses of $745,066 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the three months ended June 30, 2005..

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of June 30, 2006, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 8 to 20 years. Depreciation, amortization and impairment for the six months ended June 30, 2005 was not significant.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the three months ended June 30, 2006 was $71,412. The Company also recognized amortization on the debt discount on the convertible debenture of $564,035 for the three months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $3,200,909 and $54,920 gain on conversion of the convertible debentures related to the freestanding derivatives associated with the Cornell financing. There were no corresponding comparable amounts for these items for the three months ended June 30, 2005 due to the financing occurring December 13, 2005.

Interest expense was $240,401 compared to $46,458 for the three months ended June 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $2,540,021, or $0.03 per share on a basic and $0.01 per share on a diluted basis for the three months ended June 30, 2006 versus $(757,223), or $(0.01) per share on a basic and diluted basis for the three months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $247,297 for the three months ended June 30, 2006 is due to the strong commitment management has made to restructuring the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2006 and 2005, respectively.

Net loss from Discontinued Operations

The loss from discontinued operations for the three months ended June 30, 2006 and 2005, of $87,257 and $503,803 are the result of the retail division of the Company that was disposed of in January 2006.

Liquidity and Capital Resources

The discussion on liquidity and capital resources relates only to the Company’s continuing operations.

During the six-month period ended June 30, 2006, the balance in cash and cash equivalents decreased by $832,143 to $1,529,314 compared to an increase of $56,949 for the six-month period ended June 30, 2005.

As of June 30, 2006, the Company had $4,037,941 in current assets primarily consisting of $1,529,314 in cash and cash equivalent, $1,409,036 in accounts receivable - trade, $331,452 in other accounts receivable and a refundable deposit included in prepaid expenses and other current assets of $383,246.

As of June 30, 2006, the Company had $16,746,990 in current liabilities primarily consisting of $4,043,682 in the current portion of accrued acquisition obligations, $ 3,801,062 in accounts payable and accrued expenses, and $7,596,571 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005. The $7,596,571 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of June 30, 2006 has a working capital deficiency of $12,709,409. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Not withstanding the present working capital deficiency these financial statements have been prepared on the assumption that the Company continues to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations.

The decrease in cash for the six months ended June 30, 2006 of $2,240,281 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $81,318, offset by the increase in accounts payable and accrued expenses of $1,992,437.

The decrease in cash for the six months ended June 30, 2005 of $888,104 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $9,000, offset by the increase in accounts payable and accrued expenses of $230,397 and from proceeds of notes payable of $889,392.

On December 13, 2005, the Company entered into a certain Securities Purchase Agreement (“SPA”) with Cornell, pursuant to which Cornell was issued $9,225,000 in secured convertible debentures dated December 13, 2005 under the SPA. Under the SPA, the Company and Cornell entered into various agreements as described below. The convertible debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety-five percent (95%) of the lowest volume weighted price of the common stock for the thirty trading days immediately preceding such conversion date. The convertible debentures which are secured by certain pledged assets of the Company have a term of three (3) years, have piggy-back registration rights and accrue interest at a rate of ten percent (10%) per annum. In connection with the convertible debentures, the Company issued 1,250,000 shares of common stock as financing fees.

Risk Factors

Risks Related to the Company’s Business

Investing in the Company’s securities involves a high degree of risk. Before investing in the Company’s securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of the risk factors contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company’s future results may also be impacted by other risk factors listed from time to time in the Company’s future filings with the SEC, including but not limited to the Quarterly Reports of Form 10-QSB and the Annual Report on Form 10-KSB.

We Are Currently Involved in Legal Proceedings

As more fully described in Part II - Other Information, Item 1. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of its operations should there be unfavorable resolutions.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the six months ended June 30, 2006, we recognized net loss of $(272,496), including a loss from discontinued operations of $(248,608), and our accumulated deficit was $(6,656,636). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of June 30, 2006, we had a working capital deficit of $12,709,409, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of June 30, 2006 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

Our Obligations Under The Secured Convertible Debentures Are Secured By All of Our Assets

Our obligations under the secured convertible debentures, issued to Cornell are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell could foreclose its security interest and liquidate all of our assets. This would cease operations.

Our Common Stock May be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders’ ability to sell shares of our common stock.

Our Common Stock Is Deemed To Be A “Penny Stock” As That Term Is Defined In Rule 3a51-1 Promulgated Under The Securities Exchange Act of 1934, As Amended

These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years; and

•
Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, Kelly McLaren, our President, and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Are Subject To Price Volatility Due To Our Operations Materially Fluctuating

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result the quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

Factors that may cause our quarterly results to fluctuate include, among others:

•	Our ability to retain existing clients and customers;

•	Our ability to attract new clients and customers at a steady rate;

•	Our ability to maintain customer satisfaction;

•	The extent to which our products gain market acceptance;

•	The timing and size of client and customer purchases;

•	Introductions of products and services by competitors;

•	Price competition in the markets in which we compete;

•	Our ability to attract, train, and retain skilled management;

•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	General economic conditions and economic conditions specific to wireless and portable communication device industry.

We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources

Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than the Company. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with well established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in more substantial advertising and promotion and attract a greater number of customers and businesses than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

Our Limited Operating History In Our Industry Makes It Difficult To Forecast Our Future Results

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

If We Do Not Successfully Establish Strong Brand Identity In The Markets We Are Currently Serving, We May Be Unable To Achieve Widespread Acceptance Of Our Products

We believe that establishing and strengthening our products is critical to achieving widespread acceptance of our future products and to establish key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products, and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

•	Issue stock that would dilute our current shareholders’ percentage ownership;

•	Incur debt;

•	Assume liabilities;

•	Incur impairment charges related to goodwill and other intangible assets we acquire; or

•	Incur large and immediate write-offs.

The use of debt to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

•	Integration of the operations of the acquired business and its technologies or products;

•	Unanticipated costs;

•	Diversion of management’s attention from our core business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering markets in which we have limited prior experience; and

•	Potential loss of key employees, particularly those of the purchased companies.

If We Are Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected

Our business is directly impacted by changes in the wireless communications industry. The wireless communications products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market of our products, accelerate the obsolescence of our inventory and necessitate changes to our product line. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers, and our ability to manage and maximize our product inventory and minimize our inventory of older and obsolete products. We also believe that our future success will depend upon how successfully our wireless carrier service providers and product vendors are able to respond to the rapidly changing technologies and products. New wireless communications technology, including personal communication services and voice communication over the internet may reduce demand for the wireless communication devices and services we currently are able to offer through our wireless carrier service providers. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of our operations.

We Rely In Large Part On One Wireless Telecommunications Carrier With Whom We Have Business Arrangements. Our Success Depends On Our Ability To Meet Our Obligations To This Carrier And The Abilities Of Our Wireless Telecommunications Carrier

We depend on our wireless telecommunications carrier and product manufacturers to provide our customers with wireless services and communication devices. Currently our wireless products and services accounts are dependent upon arrangements with Sprint Spectrum L.P. After an initial three-year term, such arrangement may be renewed for additional one-year terms, unless either party elects not to renew by providing 120 days prior written notice. Failure to maintain continuous relationships with this and other wireless communications with this and other wireless communication carriers and product manufactures would materially and aversely affect our business, including possibly requiring us to significantly curtail or cease our operations. Additionally, wireless telecommunications carriers may sometimes experience equipment failures and service interruptions, which could, if frequent, adversely affect customer confidence, our business operations and our reputation.

We Rely In Large Part On One Telecom Service Provider With Whom We Have Business Arrangements. Our Success Depends On Our Ability To Meet Our Obligations To This Provider And The Abilities Of Our Provider

We depend on one provider to provide our customers with telecom services. Currently, our telecom service accounts are dependent upon arrangements with Bell Canada. Our long distance contract expires in 2007 and our line contract expires in 2008. Each agreement may be renewed for additional terms of at least two-years, unless either party elects not to renew by providing 30 days prior written notice. Failure to maintain continuous relationships with this and other telecom providers would materially and adversely affect our business, including possibly requiring us to significantly curtail or cease our operations.

No Product Exclusivity

The products we currently sell are not exclusive to us thus allowing our competitors to offer similar products and potentially better prices.

Price Erosion

We are faced with high price elasticity resulting in the erosion of its margin on certain products. Price wars oftentimes occur in the industry which have a negative impact on profit margins.

Critical Accounting Policies

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail division that has been abandoned. The Company has also written down the assets relating to the retail division to their respective fair values.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

The Company’s revenue is also generated from the sale of wireless, telephony products and accessories to end-users. The Company recognizes this revenue when the criteria for Staff Accounting Bulletin 101 (and as clarified in Staff Accounting Bulletin 104) is achieved. The criteria are as follows: when persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is probable.

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. The Company adopted these provisions on January 1, 2006.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FSB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of operations in the period in which the changes occur. SFAS 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on its financial position or results of its operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States of America, and Canada could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between Canadian currencies and the United States Dollar, such change would adversely affect the result of the Company’s operations as reflected in the Company’s condensed consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as of June 30, 2006, but intends to review its exposure on a quarterly basis, and using a cost-benefit analysis, determine whether it should enter into arrangements to mitigate this risk.

Item 4. Controls and Procedures.

The Company is responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: The Company is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment of for the Goods and Services Tax (“GST”)\and Quebec Sales Tax (“QST”) of approximately $474,000 (CND $) and penalties of approximately $168,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. The Company believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal: A former employee of a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 (CND $) against the Company for wrongful dismissal. The Company does not believe the claim to be founded and intends to vigorously contest such claim. The parties are in the discovery stages.

Wrongful Dismissal: There is a claim from three individuals in British Columbia in the amount of approximately $147,000 and the issuance of 510,00 shares of common stock for which a letter of demand has been served to the Company. The Company does not believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and the Company is presently in discussions with the aforementioned individuals.

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. The Company intends to contest and defend against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by Cornell.

Consulting Fee: On November 30, 2005, a lawsuit was filed in the Superior Court, State of California, County of San Diego (Case No. GIC 857605) by Business Consulting Group Unlimited (“BCGU”) against the Company. The suit arises out of an agreement between BCGU and the Company. BCGU alleges that the Company is in breach of the agreement they entered into, and is seeking damages from the Company for certain tranches of compensation it allegedly earned and was to receive under this agreement. The compensation allegedly earned consist of $250,000 in cash, 1,400,000 shares of the Company’s restricted common stock, the right to exercise warrants ranging between $0.65 and $1.00 per share. The Company has not granted the warrants to BCGU to purchase additional shares of common stock.

The Company believes the case is without merit, that BCGU’s claim’s are unfounded and that the Company has good defenses against the claims asserted by BCGU. The Company also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount already paid to BCGU.

The following claim has been instigated by the Company:

A subsidiary of the Company has instigated a claim against Wal-Mart Canada Corp. on September 23, 2004 in the Ontario Superior Court of Justice in the amount of $5,000,000 for breach of an agreement between the partiers. This claim is in the discovery stages.

Item 2. Changes In Securities.

The following represents the issuances and/or cancellations of common stock for the six months ended June 30, 2006:

The Company issued 1,843,115 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 180,000 shares of common stock to directors of the Company for services.

The Company issued 280,000 shares of common stock in connection with the acquisition of Cellz which was part of the discontinued operations.

The Company issued 150,000 shares of common stock in connection with the acquisition of Freedom Phone Lines as additional consideration.

The Company issued 57,500 shares of common stock to a non-related third party for services rendered

The Company cancelled 637,500 shares issued in connection with the raising of Company financing from the year ended December 31, 2005.

Item 4. Submissions O Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

32.3	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed:

1) Form 8-K/A filed on March 14, 2006, as an amended to form 8-k filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. (“Liberty Wireless”), recently acquired by TelePlus Wireless, Corp. ("TelePlus Wireless"), a fully owned subsidiary of TelePlus Enterprises, Inc. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

(2) Form 8-K filed on June 21, 2006, to describe the acquisition of Maximo Impact Inc. (“Maximo”). Such report included the description of (a) the assets acquired, (b) the targets’ business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Maximo principal.

(3) Form 8-k filed on June 30, 2006, to advise that Teleplus Connect Corp. ("TelePlus Connect"), a subsidiary of the Company, renegotiated a balloon payment owed July 1st, 2006 to the Shareholders of Telizon and 1500536 Ontario, Inc. Such report included the transaction documents.

(4) Form 8-K filed on July 28, 2006, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(5) Form 8-K filed on August 1, 2006, to describe the 2 Amendments negotiated with the Keda shareholders involving a reduction of the Company’s debt owed to the Keda Shareholders following the acquisition of Keda Consulting in April 2005. Such report included the transaction documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2006.

TELEPLUS ENTERPRISES, INC..

Date: August 14, 2006	By:	/s/ Marius Silvasan
Marius Silvasan Chief Executive Officer

Date: August 14, 2006	By:	/s/ Robert Krebs
Robert Krebs Chief Financial Officer

Date: August 14, 2006	By:	/s/ Tom Davis
Tom Davis Chief Operating Officer

Date: August 14, 2006	By:	/s/ Kelly McLaren
Kelly McLaren President