Form 10KSB/A
period 2005-12-31
Teleplus World, Corp.
filed 2006-11-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission file number 000-49628

TELEPLUS WORLD, CORP.
(Exact Name of Registrant as Specified In Its Charter)

NEVADA	98-0045023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6101 Blue Lagoon Drive, Suite 450, Miami, Florida,	33126
(Address of Principal Executive Offices)	(Zip Code)

(786) 594-3939
(Registrant's Telephone Number, Including Area Code)

Teleplus Enterprises, Inc.
7575 Transcanadienne, Suite 305, St-Laurent, Quebec, Canada H4T 1V6
(Former Name and Address)

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

The registrants revenues for the most recent fiscal year ended December 31, 2005 was $8,092,689.

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of October 5, 2006, was approximately $7,947,006.

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 03, 2006:

Class	Number of Shares
Common Stock, $0.001 par value	114,500,945

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB/A, including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB/A. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

Part I

Item 1.	Description of Business

Business Development

Teleplus World, Corp. (the “Company”) is a provider of wireless and telecom products and services across North America. The Company’s wholly-owned subsidiaries include TelePlus Connect, Corp., a competitive local exchange carrier (“CLEC”), which provides landline, long distance and Internet services in Canada under the “Telizon”, “Freedom”, “Avenue” and Liberty brands; and Liberty Wireless, Corp., which operates a virtual wireless network (“MVNO”) selling cellular network access to consumers and distributors in the United States under the “Liberty Wireless” and “MX Mobile” brand names.

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

For accounting purposes, the transaction was treated as an acquisition of HealthOrganics.com, Inc. and a recapitalization of 3577996 with accounting treatment similar tot hat used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The Company acquired $11,327 in cash and assumed $700 in liabilities as a result of the transaction. Additionally, the Company changed its name to TelePlus World, Corp.

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

The Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005; 1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005; Avenue Reconnect, Inc. a reseller of landline and long distance services and Internet service provider on June 1, 2005; and Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005.

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

On December 29, 2005 the Company purchased certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc., related to its Liberty Wireless business, including customer lists, the "Liberty Wireless" brand and SNI's rights under certain agreements, the whole effective as of December 31, 2005. The purchased assets have been used and will continue to be used to sell pre-paid and post-paid wireless telecommunications services under the name "Liberty Wireless".

On June 21, 2006, the Company purchased all the issued and outstanding shares of Maximo Impact, Inc. (“Maximo”), a Cleveland, Ohio based company, under certain agreements, the whole effective as of that date. Maximo specializes in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

In February, 2006, the Company completed its transition from retail operations to wireless and telecom services reselling.

On October 24, 2006 the Company changed its corporate name to TelePlus World, Corp.

Growth in the United States of America

The Company through its wholly owned subsidiary, Liberty Wireless Corp. (“Liberty Wireless”) (f/k/a Teleplus Wireless, Corp.) is offering wireless prepaid services through its Mobile Virtual Network Operator (“MVNO”) agreement with Sprint/Nextel. Liberty Wireless services are primarily, but not exclusively, catered to the “unbanked” or “prepaid” segment of the market. “Unbanked” customers are those customers who are not able to access the carriers’ offers as they don’t qualify under the carriers’ credit policies. Nonetheless, the “unbanked” segment is the fastest growing segment in the wireless and telecom industry. This segment is currently poorly serviced by the incumbents, thus creating an opportunity for Liberty Wireless to take a substantial share of the market. This market was first developed in Europe, where more than 20 MVNO’s can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO’s launched in Europe.

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

Principal Products and Services

TelePlus World is a provider of wireless and telecommunications services in Canada and the United States. Our products include prepaid and postpaid wireless, landline, long distance and Internet services. To our wireless users, we also provide a full range of handsets and related accessories.

Distribution

We distribute our products through our websites, third party websites, select distributors in the United States and Canada and through a variety of direct marketing initiatives.

Competitive Overview

The wireless industry is a growing industry of the Telecommunications Sector.

As time passes, wireless phones are becoming more and more commonplace. According to EMC, a leading researcher and publisher of intelligence about wireless markets, there are now more than 1 billion wireless phone subscribers worldwide and 50% of all calls in the world will soon be wireless. IDC estimates the total sales of worldwide mobile phones increased 20% in 2004 to 658 million units. Some key trends that investors should be aware of and important in evaluating the industry’s potential growth include the following:

•
The cost of acquiring and maintaining a wireless plan has dropped over the years as a result of pricing pressures, promotional events by carriers, and increased customer churn (customer churn is defined as the number of clients who cancel their contracts with the carrier prior to the end of the term);

•
The wireless telecommunications industry is experiencing (and will continue to experience) significant technological change, which has led wireless carriers to upgrade their wireless capabilities and rollout new products and service offerings, such as photos, music, and wireless Internet (Wi-Fi);

•	Wireless phone manufacturers, such as Samsung, LG and Pantech, are now marketing their next generation phones with advanced features;

•
The image of wireless devices has changed from a luxury gadget to a business and entertainment tool. Moreover, the Yankee Group has stated that Americans are now looking at wireless services as a utility rather than a novelty; and

•
Wireless numbers portability, which recently took effect, provides customers with more flexibility when choosing a carrier and increases the rate of new activations, and according to J.D. Power, consumers are increasingly more satisfied with their wireless service, call quality and cost.

American Wireless Industry

The growing nature of the American wireless industry is illustrated by the following statistics:

•	In a January 2005 Business Week article, Gartner estimated that 2005 wireless revenues will grow 11% to $122.5 billion;

•
Euromonitor, in a July 2003 report, estimated that in 2003 the retail post-paid wireless industry totaled $3.8 billion, and is expected to reach $5.1 billion by 2007. Atlantic-ACM estimated in February 2003, that the pre-paid retail wireless industry will grow from $4.4 billion in 2003 to $9.5 billion in 2007;

•
The Yankee Group stated in an August 2004 report that 50% of 13 to 17 year olds have a wireless phone, a sizable increase from a 2003 survey in which 33% of teens were reported to have a wireless phone; and

•	According to First Global Research, the domestic wireless market is adding 4 to 5 million, net new subscribers each quarter.

Canadian Wireless Industry

According to industry data, by the end of 2005, more than half of all Canadians will be mobile phone customers. Canadian currently use more than 12 million wireless phones on a daily basis. According to the Canadian Radio-Television and telecommunications Commission, the wireless industry is a key driver of the Canadian Telecommunications sector, consistently posting double-digit sales gains, recently increasing 13% to over $8 billion. The Canadian Wireless Telecommunications Association estimates that in 2004 there were over 13.6 million wireless subscribers, including 10.4 million postpaid and 3.2 million pre-paid customers.

MVNO Market Overview

Mobile Virtual Network Operators (or MVNO’s), which buy mobile services from established wireless operators and resell the service under their own brand names, were first developed in Europe, where there are currently over 20 MVNO’s including Tele2 and Mobilcom of Germany, Virgin Mobile from the UK and Wireless Maingate from Sweden. The last two companies are believed to be two of the early pioneers in this space. Other companies that have or are developing MVNO offerings in North America include AT & T, Boost, ESPN, Tracfone, Qwest and TelePlus World.

The primary advantage of operating as an MVNO is that such an operation requires much less capital and overhead than the operations of a traditional wireless carrier. An MVNO simply utilizes existing networks from established carriers. However, substantial amounts of monies may be needed to build brand recognition and pay for access to a carrier’s network.

A secondary advantage to retail oriented companies, such as TelePlus, is that an MVNO offering may provide opportunity to expand its overall margins as it picks up incremental revenues at higher margins.

Intellectual Property

Teleplus holds the following trademarks:

•	In Canada: SimplySellular trademark granted January 7, 2005;

•	In the United States:

•	Trademark Ser. No. 78/326,834 Liberty Wireless for All; Register Number 2,979,533

•	Trademark Ser. No. 78/371,483 Liberty Wireless; Register Number 2,928,910

Need For Government Approval

Teleplus needs the following government approvals to operate:

•	Section 214 authorization; and

•	FCC Form 499 Registration.

Employees

Teleplus has a total of 50 employees, most of which are employed on a full-time basis.

Item 2.	Description of Business

TelePlus currently has in place one lease for its principal office in Montreal, Canada and one lease for its office in Miami, Florida. Teleplus’s principal office is located in approximately 3,031 square feet in its Miami, Florida office and its Montreal office has approximately 5,500 square feet of leased office space. The Company pays monthly rent of $5,834 and $5,676 in Montreal and Miami, respectively. Each lease has a term of 5 years.

Item 3.	Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $474,000 (CND $) and penalties of approximately $168,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. The Company believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal: A former employee of a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 (CND $) against the Company for wrongful dismissal. The Company does not believe the claim to be founded and intends to vigorously contest such claim. The parties are in the discovery stages.

Wrongful Dismissal: There is a claim from three individuals in British Columbia in the amount of approximately $147,000 and the issuance of 510,00 shares of common stock for which a letter of demand has been served to the Company. The Company does not believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and the Company has been in discussions with the aforementioned individuals.

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff. The Company is currently contesting and defend against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by Cornell.

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

The Company believes the case is without merit, that BCGU’s claim’s are unfounded and that the Company has good defenses against the claims asserted by BCGU and is vigorously defending the case. The Company filed a cross-complaint against BCGU and filed a third party complaint against a company recommended by BCGU who failed to provide promised services. The Company also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount already paid to BCGU.

The following claim has been instigated by the Company:

A subsidiary of the Company has instigated a claim against Wal-Mart Canada Corp. on September 23, 2004 in the Ontario Superior Court of Justice in the amount of $5,000,000 for breach of an agreement between the partiers. This claim is in the discovery stages.

Item 4.	Submissions Of Matters To A Vote Of Security Holders

On September 25, 2006 a majority of shareholders consented to an amendment to the Company’s Articles of Incorporation to change the corporate name to Teleplus World, Corp.

Part II

Item 5.	Market For Common Equity and Related Stockholder Matters

“Bid” and “asked” offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company’s common stock began trading in the first quarter of 2003, under the trading symbol, ‘HBOG”. The symbol was changed to “TLPE” in connection with the Company’s name change on October 10, 2003.

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low
December 31, 2005	$0.30	$0.21
September 30, 2005	$0.48	$0.27
June 30, 2005	$0.55	$0.15
March 31, 2005	$0.48	$0.34

There were 87 holders of record of the common stock as of March 10, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company’s shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks.

Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations, if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules, the market liquidity for the Company’s securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of purchasers of the securities to resell them.

Recent Sales of Unregistered Securities

None.

Changes In Securities.

2003:

On October 10, 2003 we issued 17,600,000 shares of common stock to Visioneer Holdings Group, Inc. pursuant to an asset purchase agreement with 3577996 Canada, a company in which Visioneer Holdings Group, Inc. was a majority shareholder. The shares were issued for the aggregate purchase price of $17,600.

On October 10, 2003 we issued 1,235,000 shares of common stock to TransCalling Communications, Inc. pursuant to an asset purchase agreement with 3577996 Canada, a company in which TransCalling Communications, Inc. was a majority shareholder. The shares were issued for the aggregate purchase price of $1,235.

On October 10, 2003 we issued 665,000 shares of common stock to Nicholas Shamy pursuant to an asset purchase agreement with 3577996 Canada, a company in which Mr. Shamy was a shareholder. The shares were issued for the aggregate purchase price of $665.

On November 24, 2003 we sold an aggregate of 750,000 restricted shares of our common stock for an aggregate of $750,000 in a private placement transaction with three entities that are not affiliated with us.

2004:

In January 2004, we issued 10,000 shares of common stock to an unaffiliated entity in consideration for $10,000.

In February 2004, we issued 25,000 shares of common stock to an unaffiliated entity in consideration for $25,000.

In April 2004, we issued 500,000 shares of common stock to an unaffiliated entity in consideration for $500,000.

On May 14, 2004, we issued 285,000 shares of common stock to the 5 shareholders of Smart Cell following the acquisition of 100% of the issued and outstanding shares of Smart Cell. The value of this transaction was $202,350.

On May 18, 2004, we sold 57,000 shares of common stock in a private placement at $0.10 per share for a total of $5,700.

On June 25, 2004, we issued Cornell Capital Partners 245,193 shares of common stock as a commitment fee under an Equity Distribution Agreement between the Company and Cornell. The value of these shares were $190,000.

On June 25, 2004, we issued a secured convertible debenture to Cornell Capital Partners pursuant to a Securities Purchase Agreement. The amount of the secured convertible debenture was $1,000,000.

On June 25, 2004, we issued Newbridge Securities Corporation 12,905 shares of common stock as a placement agent fee. The value of these shares were $10,000.

In October, 2004, we issued 223,664 shares of common stock to Cornell Capital in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $100,000.

In November, 2004, we issued 839,642 shares of common stock to Cornell Capital in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $300,000.

In December, 2004, we issued 140,000 shares of common stock to the principals of Cellz in connection with the acquisition of Cellz.

In December, 2004, we issued 120,000 shares of common stock to the principals of SmartCell in connection with the acquisition of SmartCell.

In December, 2004, we issued 20,000 shares of common stock to a director of the Company for compensation valued at $2,000.

2005:

In the first quarter of 2005, we issued 2,388,694 shares of common stock to Cornell Capital in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $850,000.

In the second quarter of 2005, we issued 6,275,896 shares of common stock to Cornell Capital in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $1,100,000.

On March 31, 2005, we issued 964,706 shares of common stock to the principals of Freedom in connection with the acquisition of Freedom valued at $328,000.

On April 5, 2005, we issued 50,000 shares of common stock to its directors for director fees valued at $15,500.

On May 12, 2005, we issued 50,000 shares of common stock to Bondy & Schloss LLP as part of a settlement reached by the Company with Ivan Berkowitz, Michael Rosenbaum and BG Holdings, LLC in relation to a failed financing transaction. The transaction was valued at $11,000.

On May 30, 2005, we issued 187,500 shares of common stock to a third party for services rendered. The transaction was valued at $28,125.

On June 10, 2005, we issued 333,333 shares of common stock to a third party for services rendered. The transaction was valued at $130,000.

On July 15, 2005, we issued 2,500,000 shares of common stock to Cornell Capital as a fee under the Standby Equity Distribution Agreement, entered into the same day. These shares were valued at $800,000. On December 19, 2005, half of these shares, 1,250,000, valued at $400,000 were returned to the Company.

On August 19, 2005, we issued 60,000 shares of common stock to directors as director fees. The transaction was valued at $19,800.

On September 2, 2005, we issued 800,503 shares of common stock to a third party as a finders’ fee for the acquisition of Telizon. The transaction was valued at $248,156.

On September 29, 2005, we issued 70,000 shares of common stock to directors as director fees. The transaction was valued at $20,300.

On October 28, 2005, we issued 424,000 shares of common stock to various employees for their bonuses. The transaction was valued at $101,760.

On November 7, 2005, we issued 280,000 shares of common stock to a third party as a finders’ fee for the acquisition of Freedom. The transaction was valued at $84,000.

On November 7, 2005, we issued 280,000 shares of common stock to a third party as a finders’ fee for the acquisition of Avenue Reconnect. The transaction was valued at $64,400.

On November 23, 2005, we issued 850,000 shares of common stock to two third parties payment of a variety of consulting services rendered. The transaction was valued at $187,000.

On December 6, 2005, we issued 70,000 shares of common stock to directors as director fees. The transaction was valued at $18,900.

On July 1, 2005, we issued 2,000,000 shares of Class A Preferred stock to Visioneer Holdings Group, Inc. which is beneficially owed by our CEO & Chairman, Marius Silvasan, for services rendered. The Class A Preferred stock entitles the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non participating and no dividends can be declared on them.

.
Item 6.	Management’s Discussion and Analysis

Overview

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the years ended December 31, 2005 versus December 31, 2004; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) the Company’s critical accounting policies.

Results of Operations and Financial Condition

Years Ended December 31, 2005 versus December 31, 2004

Total Operating Revenues

The Company generated $8,092,689 of revenues for the year ended December 31, 2005 as compared to $0 for the year ended December 31, 2004, an increase of $8,092,689. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The Company’s primary business for the year ended December 31, 2004 was the retail business which was discontinued.

Total Operating Costs and Expenses

Total operating costs and expenses for the year ended December 31, 2005 were $8,474,694 as compared to $365,906 for the year ended December 31, 2004. This represented an increase of $8,108,788 or 2,316%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. Of these amounts, $5,409,703 (64% of revenues) and $0 (0% of revenues), respectively comprised of costs of services, which increased primarily due to higher profit margins in the Company’s acquired companies than historically reflected in Teleplus’ business. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,630,230, advertising and marketing expenses of $326,926, and other general and administrative expenses of $548,212 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the year ended December 31, 2004.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of December 31, 2005, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the period ended December 31, 2005 was $170,213. The Company also recognized amortization on the debt discount on the convertible debenture of $180,366 for the period ended December 31, 2005 based on the Effective Interest Method calculation, and recognized a loss on the valuation of its derivative liability of $1,309,113. There were no corresponding comparable amounts for these items for the year ended December 31, 2004 due to the financing occurring December 13, 2005.

Interest expense was $483,612 compared to $48,207 for the year ended December 31, 2005 and 2004, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,525,309), or $(0.03) per share on a basic and diluted basis for the year ended December 31, 2005 versus $(471,584), or $(0.01) per share on a basic and diluted basis for the year ended December 31, 2004. The decrease is attributable to the Company’s charges related to their Cornell Capital financing for the year ended December 31, 2005. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2005 and 2004, respectively, There was no provision due to the carryforward of approximately $5,000,000 of net operating losses as of December 31, 2005, that the Company has reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended December 31, 2005, the balance in cash and cash equivalents increased by $2,316,291compared to an increase of $1,787,355 for the year ended December 31, 2004 from continuing operations.

As of December 31, 2005, the Company had $5,375,155 in current assets primarily consisting of $2,604,915 in cash and cash equivalents, $1,389,698 in accounts receivable - trade, $156,029 in other accounts receivable and assets held from discontinued operations of $1,075,367.

As of December 31, 2005, the Company had $18,596,665 in current liabilities primarily consisting of $5,243,758 in the current portion of accrued acquisition obligations, $1,955,797 in accounts payable and accrued expenses, and $9,088,287 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005. The derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of December 31, 2005 has a working capital deficiency of $13,221,510. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Not withstanding the present working capital deficiency these financial statements have been prepared on the assumption that the Company continues to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations.

The increase in cash from continuing operations for the year ended December 31, 2005 of $2,316,291 was attributable to proceeds of debt of $8,149,731, expenditures of cash used to acquire businesses of $6,516,878, and the use of cash for capital expenditures of $126,485.

The increase in cash from continuing operations for the year ended December 31, 2004 of $1,787,355 was attributable to expenditures of cash used to acquire businesses of $170,839, use of cash for capital expenditures of $43,915, offset by the proceeds of debt of $2,270,361.
.
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

Risk Factors

Risks Related to the Company’s Business

Investing in the Company’s securities involves a high degree of risk. Before investing in the Company’s securities, you should consider the following discussion of risk factors, other information contained in this Annual Report on Form 10-KQSB/A. The Company’s future results may also be impacted by other risk factors listed from time to time in the Company’s future filings with the SEC.

We Are Currently Involved in Legal Proceedings

As more fully described in Part I -Item 3. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of its operations should there be unfavorable resolutions.

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

We Are Subject To A Working Capital Deficit

As of December 31, 2005, we had a working capital deficit of $13,221,510, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of December 31, 2005 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. The Company adopted these provisions on January 1, 2006 and the adoption of this pronouncement did not have a material effect on the consolidated financial statements of the Company.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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

Item 7.	Financial Statements.

TELEPLUS ENTERPRISES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Teleplus Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Teleplus Enterprises, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus Enterprises, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

Toronto, Canada
March 27, 2006 except as to Notes 1, 4,	Mintz & Partners LLP
13 and 15 which are as of July 31, 2006	Chartered Accountants
and Note 16 which is as of October 24, 2006

TELEPLUS ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	IN US$
	(Restated)	(Reclassified)
	DECEMBER 31,	DECEMBER 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,604,915	$301,544
Accounts receivable, net - trade	1,389,698	-
Other accounts receivable	156,029	30,000
Income taxes receivable	31,130	-
Inventory	-	8,390
Prepaid expenses and other current assets	118,016	173,113
Assets held from discontinued operations	1,075,367	3,782,310

Total Current Assets	5,375,155	4,295,357

Fixed assets, net of depreciation	843,635	73,784

Other Assets:
Intangible assets, net	7,435,564	-
Goodwill	9,358,127	1,116,243
Deferred financing fees, net of amortization	825,732	471,336
Deferred connection charges, net of amortization	81,295	-
Deferred income taxes	35,506	-

Total Other Assets	17,736,224	1,587,579

TOTAL ASSETS	$23,955,014	$5,956,720

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,955,797	$321,091
Current portion of accrued acquisition obligations	5,243,758	359,000
Unearned revenue	1,265,479	-
Derivative liability	9,088,287	-
Promissory note		1,550,000
Liabilities held from discontinued operations	1,043,344	2,562,451

Total Current Liabilities	18,596,665	4,792,542

Long-term Liabilities:
Convertible debentures, net of discount	1,626,192	726,542
Accrued acquisition obligations, net of current portion	6,213,720	-

Total Long-term Liabilities	7,839,912	726,542

Total Liabilities	26,436,577	5,519,084

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	2,000	-
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 86,403,786 shares issued and outstanding	86,404	68,917
Additional paid-in capital	4,097,891	2,127,421
Accumulated deficit	(6,579,272)	(1,759,130)
Accumulated other comprehensive income (loss)	(88,586)	428

Total Shareholders' Equity (Deficit)	(2,481,563)	437,636

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$23,955,014	$5,956,720

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$

	DECEMBER 31,
	2005	2004
CONTINUING OPERATIONS:	(Restated)	(Note 11)
OPERATING REVENUES
Revenues	$8,092,689	$-

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	5,409,703	-
Payroll, professional fees and related expenses	1,630,230	249,193
Advertising and marketing expenses	326,926	61,140
Office rent and expenses	107,206	6,495
Other general and administrative expenses	548,212	49,078
Depreciation and amortization	452,417	-

Total Operating Expenses	8,474,694	365,906

OPERATING INCOME (LOSS)	(382,005)	(365,906)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(170,213)	(57,471)
Amortization of debt discount	(180,366)	-
Interest expense	(483,612)	(48,207)
Gain (loss) on derivative liability	(1,309,113)	-
Total Other Income (Expense)	(2,143,304)	(105,678)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(2,525,309)	(471,584)
Provision for Income Taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,525,309)	(471,584)
Net loss from discontinued operations	(2,294,833)	(602,386)

NET INCOME (LOSS)	$(4,820,142)	$(1,073,970)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$(0.03)	$(0.01)
	$(0.06)	$(0.02)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$(0.03)	$(0.01)
	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	78,871,864	67,152,705

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	162,648,969	74,787,705

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,820,142)	$(1,073,970)
Other comprehensive income (loss)
Currency translation adjustments	(89,014)	(2,298)
Accumulated other comprehensive income (loss)	$(4,909,156)	$(1,076,268)

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					IN US$
							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2004			66,122,500	$66,123	$666,655	$(685,160)	$2,726	$50,344

Shares issued in connection with acquisition
of Smart Cell			465,000	465	329,685	-	-	330,150

Shares issued in connection with acquisition
of Cellz			405,000	405	437,995	-	-	438,400

Shares issued in conversion of convertible debentures			512,181	512	102,378	-	-	102,890

Shares issued in connection with raising of capital, net			893,223	892	265,482	-	-	266,374

Shares issued to directors			20,000	20	-	-	-	20

Shares issued for cash			500,000	500	325,226	-	-	325,726

Net loss for the year ended December 31, 2004			-	-	-	(1,073,970)	(2,298)	(1,076,268)

Balance December 31, 2004	-	-	68,917,904	68,917	2,127,421	(1,759,130)	428	437,636

Shares issued in connection with acquisitions of
Telizon and Freedom Phone Lines	-	-	2,045,209	2,045	638,511	-	-	640,556

Shares issued in conversion of convertible debentures, net	-	-	4,966,808	4,967	450,384	-	-	455,351

Shares issued in connection with raising of capital, net	-	-	9,750,865	9,751	695,039	-	-	704,790

Shares issued to directors	-	-	250,000	250	74,250	-	-	74,500

Shares issued in settlement of a lawsuit	-	-	50,000	50	10,950	-	-	11,000

Shares issued for employee compensation	-	-	424,000	424	101,336	-	-	101,760

Shares issued for services rendered	2,000,000	2,000	-	-	-	-	-	2,000

Net loss for the year ended December 31, 2005,
as previously reported	-	-	-	-	-	(2,893,288)	(89,014)	(2,982,302)

Prior period adjustment, see Note 15			-	-	-	(1,926,854)	-	(1,926,854)

Net loss for the year ended December 31, 2005,
as restated	-	-	-	-	-	(4,820,142)	(89,014)	(4,909,156)

Balance December 31, 2005	2,000,000	$2,000	86,404,786	$86,404	$4,097,891	$(6,579,272)	$(88,586)	$(2,481,563)

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	IN US$
	DECEMBER 31,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(2,525,309)	$(471,584)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	124,173	-
Amortization of intangible assets	328,244
Issuance of common shares for compensation	158,517	-
Amortization of deferred finance fees	170,213	57,471
Amortization of convertible debt discount	180,366	-
Loss on derivative liability	1,309,113	-

Changes in assets and liabilities
(Increase) in accounts receivable - trade	(251,367)	(30,000)
Decrease in other accounts receivable	45,298	-
Increase in income tax receivable	(10,791)	-
(Increase) decrease in inventory	8,390	(8,390)
(Increase) decrease in prepaid expenses and other current assets	100,921	(173,113)
Increase in accounts payable and accrued expenses	139,055	199,005
Increase in unearned revenue	160,229
Total adjustments	2,462,361	44,973

Net cash provided by (used in) operating activities	(62,948)	(426,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(6,516,878)	(170,839)
Cash acquired from acquisitions	1,517,822	-
Acquisitions of fixed assets	(126,485)	(43,915)
(Increase) in deferred connection charges	(71,489)	-

Net cash (used in) investing activities	(5,197,030)	(214,754)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of capital stock	-	160,658
Proceeds from promissory notes	8,149,731	2,270,361
Payments of finance fees	(535,000)	-

Net cash provided by financing activities	7,614,731	2,431,019

Effect of foreign currency	(38,462)	(2,299)

NET INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	2,316,291	1,787,355

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(12,920)	(1,586,615)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	301,544	100,804

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$2,604,915	$301,544

CASH PAID DURING THE PERIOD FOR:
Interest expense	$26,786	$-

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	IN US$
	2005	2004

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of of debentures into 4,966,808 shares of common stcok	$800,000	$-
Issued 9,750,865 shares of common stock in connection with raising of capital	$2,284,791	$-
Issued 250,000 shares of common stock to directors of Company for services rendered.	$74,500	$-
Issued 424,000 shares of common stock for employee compensation	$101,760	$-
Issued 50,000 shares of common stock for a settlement of a lawsuit	$11,000	$-
Issued 2,045,209 shares of common stock in connection with company acquisitions	$640,556	$-
Issued 2,000,000 shares of preferred A shares for services rendered	$2,000	$-

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Teleplus Enterprises, Inc. (the “Company”) is a provider of wireless and telecom products and services across North America. The Company’s wholly-owned subsidiaries include TelePlus Connect, Corp., a competitive local exchange carrier (“CLEC”), which provides landline, long distance and Internet services in Canada under the “Telizon”, “Freedom” and “Avenue” brands; and TelePlus Wireless, Corp., which operates a virtual wireless network selling cellular network access to consumers and distributors in the United States.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

As shown in the accompanying financial statements the Company has a working capital deficiency from operations of $13,221,510 as of December 31, 2005 due to accrued acquisition obligations of $5,243,758 that have been classified as current liabilities, as well as $9,088,287 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 15, to the consolidated financial statements, the Company has restated its consolidated financial statements to account for the following transactions:

•
Reclassify its convertible debenture financing with Cornell Capital Partners, LP to fully account for the derivative liability on the conversion feature in accordance with SFAS No. 133, the freestanding warrants issued with the convertible debenture and the accretion of the discount on the convertible debenture; and

•
Reclassify a portion of the goodwill recognized in its acquisitions in 2005 to other tangible and intangible assets, and to recognize depreciation and amortization expense on the other tangible and intangible assets in accordance with SFAS No. 142.

The net effect of these adjustments on the previously issued December 31, 2005 consolidated financial statements was as follows:

•	An increase in the net loss for the year ended December 31, 2005 of ($1,926,854) from ($2,893,288) to a net loss of ($4,820,142),

•	An increase in the accumulated deficit of ($1,926,854) from ($4,652,418) to ($6,579,272) at December 31, 2005; and

•	A decrease in the loss per share of ($0.02) from ($0.04) to ($0.06) for the year ended December 31, 2005.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 2 to 8 years, of companies acquired by the Company and are reflected below:

	As of December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,761,608	$74,372	$3,687,236
Customer Lists	$4,002,200	$253,872	$3,748,328

Amortization Expense:

For the year ended December 31, 2005		$328,244
For the year ended December 31, 2004		-

Estimated Amortization Expense:

For the year ended December 31, 2006		$751,504
For the year ended December 31, 2007		751,504
For the year ended December 31, 2008		701,504
For the year ended December 31, 2009		701,504
For the year ended December 31, 2010 through 2025		4,529,548

Total		$7,435,564

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	9,363,197
Impairment of goodwill	(1,121,313)

Balance - December 31, 2005	$9,358,127

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of December 31, 2005, the allowance for doubtful accounts is $59,129.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a gain (loss) of ($89,014) and ($2,298) for the years ended December 31, 2005 and 2004.

Reclassifications and Restatement

Certain amounts reported for the year ended December 31, 2004 have been reclassified to conform with the presentation for the year ended December 31, 2005. The reclassifications had no effect on net income for the year ended December 31, 2004. In addition, the Company has restated certain amounts in its consolidated balance sheet and consolidated statements of operations, comprehensive income (loss) and cash flow to correct previously reported amounts. See Note 1 for the effect of these changes.

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of December 31, 2005, the deferred connection charges are $81,295. Amortization of the deferred connection charges for the year ended December 31, 2005 and 2004 are $14,546 and $0, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of December 31, 2005, the deferred financing fees are $825,732. Amortization of the deferred finance fees for the years ended December 31, 2005 and 2004 are $170,213 and $57,471, respectively.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 38,842,105 shares of the Company’s common stock as of December 31, 2005 and are carried at fair value of $5,087,378.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the consolidated statements of operations for the years ended December 31, 2005 and 2004.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are machinery and equipment with estimated useful lives ranging between three and seven years; business software with estimated useful lives ranging between three and ten years; and leasehold improvements with an estimated useful life of five years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2005	2004
	(Restated)

Net loss	$(4,820,142)	$(1,073,970)

Weighted-average common shares
Outstanding (Basic)	78,871,864	67,152,705

Weighted-average common stock
Equivalents
Convertible debentures	38,842,105	-
Stock options	11,935,000	7,635,000
Warrants	33,000,000	-

Weighted-average common shares
Outstanding (Diluted)	162,648,969	74,787,705

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. The Company adopted these provisions on January 1, 2006. The adoption to FASB 123(R) did not have a material impact on the consolidated financial statements.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

	Years Ended December 31,
	2005	2004
Net income (loss):	(Restated)
As reported	($4,820,142)	($1,073,970)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163,000)	(49,000)
Pro forma	($4,983,142)	($1,122,970)
Net income (loss) per share:
As reported:
Basic	$ (0.06)	($0.02)
Diluted	($0.06)	($0.02)
Pro forma:
Basic	($0.06)	($0.02)
Diluted	($0.06)	($0.02)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

NOTE 3- FIXED ASSETS

Fixed assets as of December 31, 2005 and 2004 were as follows:

	Estimated Useful
	Lives (Years)	December 31, 2005	December 31, 2004

Equipment	5	$183,174	$-
Furniture and fixtures	7	92,504	29,869
Business software	3-10	809,664	43,915
Computer hardware	5	299,687	-
Leasehold improvements	5	25,653	-

		1,410,682	73,784
Less: accumulated depreciation		567,047	-
Fixed assets, net		$843,635	$73,784

There was $124,173 and $ - charged to operations depreciation expense for the years ended December 31, 2005 and 2004 respectively.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

Telizon Inc. and 15000536 Ontario Inc. (One Bill, Inc.)

In July 2005, the Company purchased 100% of the issued and outstanding shares of these two Ontario based companies. The total purchase price was $9,391,322. The allocation of the purchase price is presented in the chart below. Goodwill of $1,933,834 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $6,414,820 comprised of the trade name and customer lists acquired were determined to have fair values of $2,512,590 and $3,902,230 respectively. The computer software acquired with an estimated useful life of 10 years was determined to have a fair value of $630,630. Both the intangible assets and computer software fair values were determined based on an initial valuation.

The results of operations of Telizon, Inc. and 15000536 Ontario, Inc. have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in July 2005.

In connection with the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions, as of July 28, 2006 the Company has agreed to additional consideration balance of $3,214,000 payable on an earn out basis based upon the achievements of specific operating benchmarks during the 48 month period following the acquisitions.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 4- ACQUISTIONS (CONTINUED)

Liberty Wireless, a division of Star Number, Inc.

On December 29, 2005, the Company acquired certain assets of Liberty Wireless, a division of Star Number, Inc. The total purchase price of these assets was estimated to be $1,972,321. The allocation of the purchase price is presented in the chart below. Goodwill of $872,321 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $1,100,000 comprised of the trade name and customer lists acquired were determined to have fair values of $1,000,000 and $100,000 respectively.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 4- ACQUISTIONS (CONTINUED)

	Freedom
	Phone	Avenue	Telizon and	Liberty
	Lines	Reconnect	One Bill	Wireless

Cash	$185,194	$7,784	$617,844	$707,000
Accounts receivables	74,497	13,546	1,262,285	-
Prepaid and other current
assets	-	15,936	41,285	-
Fixed assets	21,640	18,868	739,428	-
Other intangible assets	162,950	85,765	6,414,820	1,100,000
Goodwill	731,262	530,933	1,933,834	872,321
Deferred taxes	-	-	33,796	-
Accounts payable and
accrued expenses	(220,030)	(31,547)	(1,298,243)	-
Unearned revenue	(45,503)	-	(353,727)	(707,000)

Net assets acquired
at fair value	$910,010	$641,285	$9,391,322	$1,972,321

Total Consideration:

Cash (a) (b)	$582,010	$641,285	$9,391,322	$1,972,321
Common stock (c)	328,000	-	-	-

	$910,010	$641,285	$9,391,322	$1,972,321

(a) In the One Bill, Inc. acquisition, $4,723,000 of the cash is payable after March 2006

(b) In the Liberty Wireless acquisition, $500,000 of the cash is payable within one year

(c) Represents 964,706 shares of the Company's common stock

See Note 14, for the unaudited consolidated statements of operations assuming the acquisitions occurred January 1, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $11,457,478 in accrued acquisition obligations as of December 31, 2005. Included in this amount is $4,596,102 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the year ended December 31, 2005, the Company paid out $6,516,878 of accrued acquisition obligations.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

As of December 31, 2005, the Company has $9,225,000 outstanding in convertible debentures.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on a valuation of $5,087,378 as of December 13, 2005 and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $1,309,113 recognized for the year ended December 31, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

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

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174, and is being amortized to par using the effective interest method. The amortization for the period ended December 31, 2005 amounted to $180,366.

Interest expense on the convertible debentures was $141,455 for the period ended December 31, 2005 and interest on the promissory notes for the years ended December 31, 2005 and 2004 was $331,809 and $48,207, respectively. Accrued interest at December 31, 2005 is $122,354.

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them. The Company has issued 2,000,000 of these shares and as of December 31, 2005 the 2,000,000 shares are issued and outstanding. These shares were issued to an entity owned by a majority shareholder for services rendered during the year ended December 31, 2005.

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of December 31, 2005, the Company has 86,403,786 shares of common stock issued and outstanding. On December 19, 2005, the Company increased the authorized stock from 150,000,000 to 600,000,000 shares.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)
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

During the year ended December 31, 2004 the Company issued the following shares:

The Company issued 893,223 shares of common stock in connection with the raising of Company financing.

The Company issued 512,181 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 20,000 shares of common stock to directors of the Company for services.

The Company received $1,000,000 commitment to purchase 1,000,000 shares of common stock of which $500,000 had been received as at December 31, 2004. No further shares will be issued under this commitment.

The Company issued 465,000 shares of common stock in connection with the acquisition of Smart Cell Ltd.

The Company issued 405,000 shares of common stock in connection with the acquisition of Cellz Ltd.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

As of December 31, 2005, the Company has 11,935,000 stock options issued to employees granted and outstanding. Of these options, 4,517,500 were granted in 2005, 217,500 were forfeited in 2005 and 7,635,000 were granted in 2004.

Balance, Janaury 1, 2005	7,635,000

Granted	4,517,500
Exercised	-
Forfeited	(217,500)

Balance, December 31, 2005	11,935,000

Balance, Janaury 1, 2004	-

Granted	7,635,000
Exercised	-
Forfeited	-

Balance, December 31, 2004	7,635,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	December 31,	December 31,
	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	47.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of December 31, 2005 are summarized as follows:

Number of Options	Exercise Price	Date Issued	Term Date	Vesting Date
1,640,000	$0.36	Nov-04	Dec-07	Dec-04
200,000	$0.36	Nov-04	Sep-08	Sep-05
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
150,000	$0.38	Nov-04	Dec-08	Dec-05
200,000	$0.38	Nov-04	Sep-09	Sep-06
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
200,000	$0.40	Nov-04	Sep-10	Sep-07
200,000	$0.40	Nov-04	Jun-10	Jun-07
200,000	$0.45	Nov-04	Sep-11	Sep-08
200,000	$0.50	Nov-04	Sep-12	Sep-09
920,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
75,000	$0.22	Jun-05	Jun-09	Jun-06
100,000	$0.22	Jun-05	Apr-10	Apr-07
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
100,000	$0.23	Jun-05	Dec-10	Dec-07
100,000	$0.23	Jun-05	Apr-11	Apr-08
100,000	$0.24	Jun-05	Apr-12	Apr-09
100,000	$0.25	Jun-05	Apr-13	Apr-10
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-06
150,000	$0.24	Nov-05	Nov-10	Nov-07
11,935,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008.

	Exercise	Date
Warrants	Price	Issued	Term
9,000,000	$0.25	12/13/2005	3 years
4,000,000	$0.20	12/13/2005	3 years
10,000,000	$0.38	12/13/2005	3 years
10,000,000	$0.25	12/13/2005	3 years

33,000,000

NOTE 8- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $474,000 (CND $) and penalties of approximately $168,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. The Company believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

The Company believes the case is without merit, that BCGU’s claim’s are unfounded and that the Company has good defenses against the claims asserted by BCGU and is vigorously defending the case. The Company filed a cross-complaint against BCGU and filed a third party complaint against a company recommended by BCGU who failed to provide promised services. The Company also believes that it has good claims for breach of the agreement by BCGU and for a refund of the amount already paid to BCGU.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

Future minimum lease payments under the non-cancelable leases as of December 31, 2005 are:

Period Ending
December 31,
2006	$176,800
2007	176,800
2008	79,390
2009	79,390
$512,380

Rent expense for the years ended December 31, 2005 and 2004 was $107,206 and $6,495, respectively.

NOTE 9- RELATED PARTY TRANSACTIONS

In 2005, the Company issued 2,000,000 shares of Class A Preferred Stock for services rendered to a company owned by a majority shareholder.

The Company paid management fees for the years ended December 31, 2005 and 2004 to a company owned by a majority shareholder in the amount of $174,409 and $76,335, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

At December 31, 2005, deferred tax assets consist of the following:

Net operating losses	$1,700,000
Amortization of goodwill	(350,000)
Valuation allowance	(1,350,000)

$-

At December 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $5,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 11- DISCONTINUED OPERATIONS

On January 13, 2006, Retail filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations will no longer be a segment of the Company’s business for the year ending December 31, 2006. Therefore, the Company reclassified as discontinued operations the operating results of this division.

The following represents the comparative operating results of this division for the years ended December 31, 2005 and 2004 that is reflected as discontinued operations.

	2005	2004

Net revenues	$11,043,352	$12,180,501

Cost of revenues	8,234,701	8,882,478
General, administrative and selling expenses	4,326,341	3,609,412
Depreciation	347,401	267,300
Interest expense	17,509	23,697
Write down of assets and liabilities	(709,080)
Write down of Goodwill	1,121,313	-

	13,338,185	12,782,887

Loss before income taxes	(2,294,833)	(602,386)

Provision for income taxes	-	-

Net loss on discontinued operations	$(2,294,833)	$(602,386)

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

The cash flow from Discontinued Operations consists of the following:
	Years Ended
	December 31,
	2005	2004

Net (loss) from discontinued operations	$(2,294,833)	$(602,386)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Depreciation and amortization	347,401	267,300
Writedown of Goodwill	1,121,313
Gain on writedown of payables	(709,080)	-

Net Change in assets and liabilities	1,571,434	(636,264)

Net Cash provided by (used in) operating activities	36,235	(971,350)

Cash flows from investing activities
Acquisition of fixed assets	(49,155)	(615,265)

Cash provided by (used in) Discontinued Operations	$(12,920)	$(1,586,615)

Summary of  Net Assets Remaining - Retail Division

Assets

Cash	$279,659
Accounts Receivable	596,758
Inventory	195,882
Prepaid Expenses	3,068
$1,075,367

Liabilities

Accrued expenses	$851,897
Accounts payable	191,447
1,043,344

Net Assets Remaining	$32,023

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 12- SEGMENT INFORMATION

For 2005 and 2004, the Company did not have more than one operating segment. With the acquisition of Liberty Wireless, the Company commenced segmentation of its operations. This is effective beginning January 1, 2006.

NOTE 13- SUBSEQUENT EVENTS

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 13- SUBSEQUENT EVENTS (CONTINUED)

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

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into 20,000,000 shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 14- UNAUDITED OPERATIONS - 2005

The following table reflects the unaudited proforma condensed consolidated statements of operations for the Company, assuming that all of the recent acquisitions in 2005 occurred as of January 1, 2005:

Twelve Months Ended
December 31,
2005

Revenues	$37,994,541

Operating expenses	37,423,034

Income before other (expense)	571,507

Other (income) expense	2,210,167

Net income before provision for income taxes	(1,638,660)

Provision for income taxes	260,988

Net lncome	$(1,899,648)

Net lncome per basic shares	$(0.024)

Net Income per diluted shares	$(0.024)

Weighted average number of common shares
outstanding - basic	78,871,864

Weighted average number of common shares
outstanding - diluted	162,648,969

TELEPLUS ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 14- UNAUDITED OPERATIONS - 2005 (CONTINUED)

The unaudited pro forma results of operations for the year ended December 31, 2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 15- RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the consolidated financial statements, the Company has restated its’ consolidated financial statements to account for the following transactions:

•
Reclassify its convertible debenture financing with Cornell Capital Partners, LP to fully account for the derivative liability on the conversion feature in accordance with SFAS No. 133, the freestanding warrants issued with the convertible debenture and the accretion of the discount on the convertible debenture; and

•
Reclassify a portion of the goodwill recognized in its acquisitions in 2005 to other tangible and intangible assets, and to recognize depreciation and amortization expense on the other tangible and intangible assets in accordance with SFAS No. 142.

The net effect of these adjustments on the previously issued December 31, 2005 consolidated financial statements was as follows:

•	An Increase in the net loss for the year ended December 31, 2005 of ($1,926,854) from ($2,893,288) to a net loss of ($4,820,142);
•	An increase in the accumulated deficit of ($1,926,854) from ($4,652,418) to ($6,579,272) at December 31, 2005; and
•	A decrease in the basic and diluted earnings per share of ($0.02) from ($0.04) to ($0.06) for the year ended December 31, 2005.

The increase in the net loss of $1,926,854 is comprised of the following items:

	June	September	December
Summary of Restatement Items:	2005	2005	2005	Total

Amortization of intangible assets	$2,492	$162,876	$162,876	$328,244
Depreciation of computer software	-	16,128	16,128	32,256
Interest expense	-	-	76,875	76,875
Loss on derivative liability	-	-	1,309,113	1,309,113
Amortization of debt discount	-	-	180,366	180,366
	$2,492	$179,004	$1,745,358	$1,926,854

NOTE 16- SUBSEQUENT EVENT

On October 24, 2006, the Company changed its corporate name to Teleplus World, Corp.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 14, 2005, the client-auditor relationship between the Company and Lopez, Blevin, Bork & Associates, an independent chartered accountant (“Former Accountant”) ceased as the Former Accountant was dismissed. The Former Accountants’ report dated November 15, 2004, on the Company’s consolidated financial statements as of September 30, 2004, and the two years then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s financial statements, and in the subsequent interim period, there were no disagreements with the Former Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of the Former Accountants would have caused the Former Accountants to make reference to the matter in their report. The Company has requested the Former Accountants to furnish it a letter addressed to the Commission stating whether it agrees with the above statements which is filed as an Exhibit herein. Mintz & Partners LLP was engaged on January 14, 2005 as the Company’s principal accountant to audit the financial statements of the Company. The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors.

During the years ended December 31, 2003 and 2002 and subsequent to September 30, 2004, neither the Company nor anyone on its behalf consulted with Mintz & Partners LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor has Mintz & Partners LLP provided to the Company a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable event set forth in Item 304 (a) (iv) and (v), respectively, of Regulation S-K with the Company’s Former Accountant.

Item 8A.	Controls and Procedures.

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

In connection with the Restatements of these financial statements, the Audit Committee has reevaluated certain disclosure controls and procedures and internal control over financial reporting. As a result, the Audit Committee has established additional protocols for certifying officers, senior management and the Company’s accounting and finance staff to monitor closely new accounting pronouncements that impact the Company’s financial statements. This includes continuing education of its staff including review of new pronouncements and awareness of those pronouncements being discussed, and the evaluation of their impact on the financial statements and management’s discussion and analysis. The Audit Committee and the Company has also engaged an independent consultant to assist the Company in its reporting process and period-end and annual closings.

In connection with this Form 10-KSB/A, we have evaluated our disclosure controls and procedures as of November 14, 2006, including the remedial actions discussed above, and we have concluded that, as of November 14, 2006, our disclosure controls and procedures are effective.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(A) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to s term of one year and serves until his or her successor is elected and qualified. Pursuant to the Company’s bylaws, Robert Krebs, Michael Karpheden, Hakan Wretsell and Kelly McLaren (who has since left the Company), were appointed as directors by a majority of the Board of Directors to fill vacancies that existed on the Board of Directors at the time of their appointment. The Board of Directors has no nominating compensation committees. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Marius Silvasan	32	Chief Executive Officer	October 2003 to present
		and Director

Robert B. Krebs	49	Chief Financial Officer	February 2004 to present
		and Director

Thomas Davis	57	Chief Operating Officer	November 2005 to present
		and Director

Michael Karpheden	44	Director	March 2004 to present

Hakan Wretsell	45	Director	March 2004 to present

Gordon Chow	50	Director	August 2005 to present

Marius Silvasan, MBA has served as our CEO and as a Director since October 2003. Prior to joining the Company, Mr. Silvasan held the position of President and Chief Executive Officer for Visioneer Calling Card Inc. and Alliance TeleCard Corp. from 1995 to June 1999. Prior to Visioneer and Alliance, Mr. Silvasan held the position of National Sales Manager for The Home Phone Club from 1990 to 1995. Graduate of the HEC University in Montreal, Mr. Silvasan holds a B.A.C. in business administration and an MBA (2003).

Robert Krebs, has served as the Company’s Chief Financial Officer and as a Director since February 2004. Prior to joining the Company, Mr. Krebs worked nine years for GB MICRO Electronics, where he held the position of Vice President of Finance. Prior to GB MICRO, Mr. Krebs held the position of Controller for Future Electronics and Le Chateau retail stores. Mr. Krebs holds a C.A. and a Bachelor of Commerce, both from McGill University. Mr. Krebs is an active member of the Canadian Institute of Chartered Accountants.

Tom Davis, has served as the Company’s Chief Operating Officer since November 2005. Prior to joining the Company, Mr. Davis served as President and Chief Executive Officer of Telizon Inc. from December 2002 until its acquisition by the Company in July 2005. Prior to December 2002, Mr. Davis was Senior Vice President, Customer Operations at Axxnet Inc., a Competitive Local Exchange Carrier (CLEC). He has also held senior management and consulting roles at AT & T Canada (consulting), Cam Net Communications (President and COO) and ACC Long Distance (President and CEO). Mr. Davis is a graduate of the Wharton School of Business, University of Pennsylvania with a Bachelor of Science in Economics.

Michael Karpheden has served as a Director of the Company since March 2004. Mr. Karpheden has served as CFO of iCurie Lab, based in the UK since September 2004. He has concurrently held this position with positions at other companies discussed below since January 2003. From January 2003 to June 2003, Mr. Karpheden was a Sales Representative for First Investors. From February 2001 to January 2003, Mr. Karpheden held various positions at STRAX, Inc., a leader in the distribution of mobile phones and accessories, based in Miami, FL, that included Chief Operating Officer and VP Finance and Operations. Mr. Karpheden is a veteran in the wireless industry having worked for Ericsson Mobile Phones for a twelve-year period from 1989 to 2001. Mr. Karpheden held many positions at Ericsson including VP of Finance and Logistics, Americas Region and President and CFO/Director of Finance for Ericsson Telecommunications in Moscow, Russia. Mr. Karpheden holds a degree in Business and Management from the University of Lund, in Sweden.

Hakan Wretsell has served as a Director of the Company since March 2004. Mr. Wretsell currently serves as CEO for iCurie Lab based in the UK since September 2004. Between 2000 and 2003, Mr. Wretsell held the position of President for STRAX, Inc. Mr. Wretsell has over sixteen years experience in the wireless industry, fourteen of those with Ericsson where he held the positions of Executive VP and GM, Americas Region and VP Sales and Marketing, Latin America Region. Mr. Wretsell holds a degree in Business and Management from the Universities of Umea, Uppsala and Lund in Sweden.

Gordon Chow, has served as a Director of the Company since August 2005. Mr. Chow currently serves as President of VTech Telecommunications Canada Ltd., where he is responsible for the Telecommunications Products Business in Canada, having established the Canadian operations, of VTech Electronics Canada Ltd. In 1986. In 1987, Mr. Chow was promoted from General Manager to President. Prior to joining VTech, Mr. Chow had his own Management Consulting practice, and held management positions with a real estate development company and a Chartered Accounting firm. Mr. Chow holds a Bachelor of Commerce degree from the University of British Columbia and is a member of the Institute of Chartered Accountants of British Columbia and a member of the Board of Governors of Crofton House School in Vancouver. Mr. Chow has served as a member of the President’s Advancement Council of the British Columbia Institute of Technology and a director of the BCIT Foundation. He was also a member of the Royal Roads University - MBA Advisory Board, and a director of the Canadian Toy Association.

Director Compensation

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board. The Company compensates its board members $2,000 per director’s meeting and 30,000 shares of the Company’s common stock for every year served as a director. In the event that a board member provides additional consultation and advisory services to management either before or after a board meeting, the Company will pay such board member at a rate of $1,000 per week for the services provided. From time to time, the Company’s management, in its sole discretion, may assign special projects to a board member. Directors will also receive bonus compensation of 5% payable in stock on the value of each special project completed. The Company will pay a maximum of 200,000 shares of its common stock per year for special projects. The Company and director may agree on an alternate remuneration for completion of special projects.

Involvement in Legal Proceedings

None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors have been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of our executive officers or directors are the subject of any pending legal proceeding.

Audit Committee

Mr. Karpheden and Mr. Wretsell serve on the Company’s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent registered public accounting firm, the scope and results of our annual audit, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls.

Employee Stock Option Committee

Mr. Karpheden and Mr. Wretsell serve on the Company’s employee stock option committee. The employee stock option committee reports to the Board of Directors regarding the issuance of stock options to employees in compliance with the Company’s stock option plan.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (A) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16 (A) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2005.

Code of Ethics

The Board of Directors adopted a Code of Ethics in January 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Mr. Marius Silvasan, Chief Executive Officer, 7575 TransCanada, Suite 305, St-Laurent, Quebec, Canada H4T 1V6, (514) 344-0778.

Item 10.	Executive Compensation

Compensation paid to officers and directors is set forth in the Summary Compensation Table below. The Company may reimburse its officers and directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

						Long-term Compensation
		Annual Compensation			Awards	Payouts
					Restricted	Securities
Name and Principal				Other	Stock	Underlying	LTIP	All
Position	Year	Salary	Bonus	Compensation	Awards	Options/SARs	(Number)	Compenation

Marius Silvasan	2005	$174,409	$-	$-	-	3,000,000	-	-
CEO and Director	2004	$76,335	$-	$-	-	6,000,000	-	-
	2003	$60,000	$-	$-	-	-	-	-

Robert Krebs	2005	$70,738	$-	$-	-	245,000	-	-
CFO and Director	2004	$48,400	$-	$-	-	490,000	-	-

Kelly McLaren	2005	$101,420	$-	$-	-	500,000	-	-
President and Director	2004	$10,137	$-	$-	-	1,000,000	-	-

Tom Davis	2005	$165,879	$-	$-	-	600,000	-	-
COO and Director

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 10, 2006, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

	Title of	Shares Owned		% of Ownership
Name	Class	Beneficially (1)		Beneficially

Marius Silvasan	Common	64,870,000	(2)	56.5%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

Robert B. Krebs	Common	505,000		4.4%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

Thomas Davis	Common	340,000		2.9%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

Michael Karpheden	Common	138,000		1.2%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

Hakan Wretsell	Common	152,000		1.3%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

Gordon Chow	Common	50,000		0.43%
7575 TransCanada
Suite 305
St-Laurent, Quebec H4T 1V6

All Officers and Directors as a Group		66,055,000		57.6%

(1)
Applicable percentage of ownership is based on 114,500,945 shares of common stock outstanding, plus 10,335,000 exercisable option shares for a total of 124,835,945 shares of common stock outstanding as of November 03, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days as of November 03, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Note, that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

(2)	Beneficially owned through Visioneer Holdings Group, Inc.

Robert Krebs: options to purchase: (i) 70,000 shares at an exercise price of $0.21 (US$) that vest on September 1, 2005; (ii) 75,000 shares at an exercise price of $0.22 (US$) that vest on June 1, 2006; and (iii) 100,000 shares at an exercise price of $0.23 (US$) that vest on December 1, 2007. 140,000 shares at an exercise price of $0.36 (US$) that vest December 1, 2004, 150,000 shares at an exercise price of $0.38 (US$) that vest December 1, 2005, and 200,000 shares at an exercise price of $0.40 (US$) that vest June 1, 2007.

Marius Silvasan: options to purchase: (i) 750,000 shares at an exercise price of $0.21 (US$) that vest on September 1, 2005; (ii) 1,000,000 shares at an exercise price of $0.22 (US$) that vest on December 1, 2005; and (iii) 1,250,000 shares at an exercise price of $0.23 (US$) that vest on December 1, 2006. 1,500,000 shares at an exercise price of $0.36 (US$) that vest December 3, 2004, 2,000,000 shares at an exercise price of $0.38 (US$) that vest June 3, 2005, and 1,250,000 shares at an exercise price of $0.40 (US$) that vest June 3, 2006.

Tom Davis: options to purchase: (i) 150,000 shares at an exercise price of $0.21 (US$) that vest on May 1, 2006; (ii) 150,000 shares at an exercise price of $0.22 (US$) that vest on November 1, 2006; (iii) 150,000 shares at an exercise price of $0.23 (US$) that vest on May 1, 2007; and (iv) 150,000 shares at an exercise price of $0.24 (US$) that vest on November 1, 2007.

Michael Kerpheden: an option to purchase 50,000 shares at an exercise price of $0.21 (US$) that vest on December 1, 2005.

Hakan Wretsell: an option to purchase 50,000 shares at an exercise price of $0.21 (US$) that vest on December 1, 2005.

Change in Control

The Company does not anticipate any changes in control of the Company.

Item 12.	Certain Relationships and Related Transactions

The Company paid management fees of $174,409 and $76,335 to an entity owned by the majority shareholder of 2005 and 2004, respectively.

Item 13.	Exhibits and Reports of Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350
32.3	Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter (and through November 14, 2006) for which the report is filed:

(1) Form 8-K filed on January 21, 2005, to advise investors that the Company dismissed Lopez, Blevin, Bork & Associates (the “Former Accountant”) on January 14, 2005 as the Company’s independent auditors and appointed Mintz & Partners, LLP on that same day as the Company’s auditor.

(2) Form 8-K filed on May 4, 2005, to describe the acquisition of Freedom Phone Lines (“Freedom”) and Keda Consulting, Inc. (“Keda”). Such report included the description of (a) the assets acquired; (b) the targets business; (c) the purchase price; (d) competitive business conditions; and (e) risks. The Company also provided as an exhibit the Stock Purchase Agreement signed with Freedom and Keda principals.

(3) Form 14C filed on June 3, 2005, to increase our authorized shares to 600,000,000 common shares. Preliminary 14C was filed on June 3, 2005 with the definitive version filed June 15, 2005. The 14C filed did not require a vote from our shareholders as we received consent to proceed with the 14C from our majority shareholder.

(4) Form 8-K filed on June 29, 2005, to describe the acquisition of Avenue Reconnect, Inc. (“Avenue”) Such report included the description of (a) the assets acquired; (b) the targets business; (c) the purchase price; (d) competitive business conditions; and (e) risks. The Company also provided as an exhibit the Stock Purchase Agreement signed with Avenue principals.

(5) Form 8-K filed on July 19, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(6) Form 8-K filed on July 20, 2005, to describe the acquisition of Telizon, Inc. (“Telizon”) Such report included the description of (a) the assets acquired; (b) the targets business; (c) the purchase price; (d) competitive business conditions; and (e) risks. The Company also provided as an exhibit the Stock Purchase Agreement signed with Telizon principals. Also included to this 8-K was the issuance of 2,000,000 shares of the Company’s preferred stock to a company controlled by our CEO, the creation of a Phantom Stock Program and issuance of certain options to our executives.

(7) Form 8-K filed on September 21, 2005, to announce the appointment of Gordon Chow to the Board of Directors of the Company.

(8) Form 8-K/A filed on September 22, 2005, as an amended Form 8-K from July 20, 2005, to provide audited financial statements of Telizon, recently acquired by TelePlus Connect Corp., a wholly owned subsidiary of the Company. Also included in this amendment are pro forma financials between Telizon and the Company.

(9) Form 8-K filed on December 1, 2005, to announce the appointment of Tom Davis as the Company’s COO and a new member of the Board of Directors of the Company.

(10) Form 8-K filed on December 15, 2005, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(11) Form 8-K filed on January 4, 2006, to describe the acquisition of certain assets of Liberty Wireless (“Liberty”). Such report included the description of (a) the assets acquired; (b) the targets’ business; (c) the purchase price; (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Liberty principals.

(12) Form 8-K filed on January 9, 2006, to describe the lead generation agreement signed with Inphonic, Inc.

(13) Form 8-K filed on January 17, 2006, to describe the divestiture of the Company’s retail operations by having Teleplus Retail Services Inc. (“Retail”) file a Notice of Intention to Make a Proposal to its creditors under the Bankruptcy and Insolvency Act (Canada).

(14) Form 8-K filed on February 14, 2006, to describe the completion of the divestiture of the Company’s retail operations by electing not to have Retail make a proposal to its creditors, thereby resulting in Retail having been deemed to make an assignment of its assets to its creditors under the Bankruptcy and Insolvency Act (Canada).

(15) Form 8-K/A filed on March 14, 2006, as an amended to form 8-k filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. (“Liberty Wireless”), recently acquired by TelePlus Wireless, Corp. ("TelePlus Wireless"), a fully owned subsidiary of TelePlus World, Corp. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

(16) Form 8-K filed on July 14, 2006 to describe the acquisition of Maximo Impact Inc. (“Maximo”). Such report included the description of (a) the assets acquired, (b) the targets’ business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Maximo principal.

(17) Form 8-K filed on July 19, 2006, to advise that Teleplus Connect Corp. ("TelePlus Connect"), a subsidiary of the Company, renegotiated a balloon payment owed July 1st, 2006 to the Shareholders of Telizon and 1500536 Ontario, Inc. Such report included the transaction documents.

(18) Form 8-K filed on August 1, 2006, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(19) Form 8-K filed on August 1, 2006, to describe three Amendments negotiated with the Keda shareholders involving a reduction of the Company’s debt owed to the Keda Shareholders following the acquisition of Keda Consulting in April 2005. Such report included the transaction documents.

(20) Form 8-K filed on August 18, 2006 which was amended on September 29, 2006, to inform their shareholders of the restatements that will be forthcoming due to certain transactions being not properly reflected in the prior filings, and to place non-reliance on those issued financial statements.

(21) Form 8-K filed on October 24, 2006, to inform their shareholders of the address of the new corporate headquarters in Miami, Florida and inform of the new corporate name of Teleplus World, Corp.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $71,183 and $21,375, respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-QSB’s was $12,669 and $12,860, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2006.

TELEPLUS WORLD, CORP..

Date:November 14, 2006	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date:November 14, 2006	By:	/s/ Robert Krebs
Robert Krebs
Chief Financial Officer

Date:November 14, 2006	By:	/s/ Tom Davis
Tom Davis
Chief Operating Officer

Date:November 14, 2006	By:	/s/ Michael Karpheden
Michael Karpheden
Director

Date:November 14, 2006	By:	/s/ Hakan Wretsell
Hakan Wretsell
Director

Date:November 14, 2006	By:	/s/ Gordon Chow
Gordon Chow
Director