Form 10QSB/A
period 2006-03-31
Teleplus World, Corp.
filed 2006-11-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐	No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 03, 2006:

Class	Number of Shares
Common Stock, $0.001 par value	114,500,945

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
	December 31, 2005 (Audited) (Restated)	F-3

	Condensed Consolidated Statements of Operations and
	Accumulated Other Comprehensive Income (Loss) for the Three Months
	Ended March 31, 2006 and 2005 (Unaudited) (Restated)	F-4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2006 and 2005 (Unaudited) (Restated)	F-5

	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes In Securities	21

Item 4.	Submission of Matters To A Vote Of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		23

This quarterly report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-QSB/A. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-QSB/A.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2006 (Restated) (Unaudited) and December 31, 2005 (Audited) (Restated)	F-3

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 (Restated) and 2005 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (Restated) and 2005 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)

	IN US$
	(Restated)	(Restated)
	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,878,738	$2,604,915
Accounts receivable, net - trade	1,142,500	1,389,698
Other accounts receivable	811,028	156,029
Income taxes receivable	-	31,130
Prepaid expenses and other current assets	365,279	118,016
Assets held from discontinued operations	746	1,075,367

Total Current Assets	4,198,291	5,375,155

Fixed assets, net of depreciation	791,995	843,635

Other Assets:
Intangible assets, net	7,247,688	7,435,564
Goodwill	9,485,270	9,358,127
Deferred financing fees, net of amortization	765,320	825,732
Deferred connection charges, net of amortization	100,261	81,295
Deferred income taxes	35,506	35,506

Total Other Assets	17,634,045	17,736,224

TOTAL ASSETS	$22,624,331	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,953,898	$1,955,797
Current portion of accrued acquisition obligations	4,410,734	5,243,758
Unearned revenue	1,052,901	1,265,479
Derivative liability	11,147,480	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	63,384	1,043,344

Total Current Liabilities	19,810,815	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	2,176,358	1,626,192
Accrued acquisition obligations, net of current portion	5,967,335	6,213,720

Total Long-term Liabilities	8,143,693	7,839,912

Total Liabilities	27,954,508	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 86,403,786 shares issued and outstanding	86,404	86,404
Additional paid-in capital	4,097,891	4,097,891
Accumulated deficit	(9,416,789)	(6,579,272)
Accumulated other comprehensive income (loss)	(99,683)	(88,586)

Total Shareholders' Equity (Deficit)	(5,330,177)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,624,331	$23,955,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	IN US$
	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(Restated)
CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$6,797,553	$-

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	4,127,263	-
Payroll, professional fees and related expenses	1,016,289	118,503
Advertising and marketing expenses	216,564	-
Office rent and expenses	69,443	9,840
Warrant expense	182,418	-
Other general and administrative expenses	692,079	99,153
Depreciation and amortization	254,402	4,630

Total Operating Expenses	6,558,458	232,126

OPERATING INCOME (LOSS)	239,095	(232,126)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(71,412)	(78,855)
Amortization of debt discount	(550,166)	-
Interest expense	(234,490)	(43,583)
Gain (loss) on derivative liability	(2,059,193)	-
Total Other Income (Expense)	(2,915,261)	(122,438)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(2,676,166)	(354,564)
Provision for Income Taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,676,166)	(354,564)
Net loss from discontinued operations	(161,351)	(216,555)

NET INCOME (LOSS)	$(2,837,517)	$(571,119)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)
	$(0.03)	$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)
	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	86,403,786	70,502,960

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	166,884,241	78,137,960

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,837,517)	$(571,119)
Other comprehensive income (loss)
Currency translation adjustments	(11,097)	(10,955)
Accumulated other comprehensive income (loss)	$(2,848,614)	$(582,074)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(2,676,166)	$(354,564)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	66,526	4,630
Amortization of intangible assets	187,876	-
Amortization of deferred finance fees	71,412	78,855
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	550,166	-
Loss on derivative liability	2,059,193	-

Changes in assets and liabilities
(Increase) in accounts receivable - trade	(210,160)
(Increase) decrease in other accounts receivable	(196,896)	498,587
Decrease in income tax receivable	31,875	-
Decrease in inventory	-	2,097
(Increase) in prepaid expenses and other current assets	(247,263)	(166,612)
Increase (decrease) in accounts payable and accrued expenses	1,223,663	(14,706)
(Decrease) in unearned revenue	(193,102)	-
Total adjustments	3,525,708	402,851

Net cash provided by (used in) operating activities	849,542	48,287

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(1,426,340)	-
Acquisitions of fixed assets	(27,657)	(9,000)
(Increase) in deferred connection charges	(28,623)	-

Net cash (used in) investing activities	(1,482,620)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from promissory notes	-	685,001
Payments of finance fees	(10,999)	-

Net cash provided by financing activities	(10,999)	685,001

Effect of foreign currency	(11,097)	(10,955)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(655,174)	713,333

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(71,003)	(318,761)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,878,738	$696,116

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 (UNAUDITED)

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

As shown in the accompanying financial statements the Company has a working capital deficiency from operations of $15,612,524 as of March 31, 2006 due to accrued acquisition obligations of $4,410,734 that have been classified as current liabilities, as well as $11,147,480 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 15, to the condensed consolidated financial statements, the Company has restated its’ condensed consolidated financial statements to account for the following transactions:

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

The net effect of these adjustments on the previously issued March 31, 2006 condensed consolidated financial statements was as follows:

•	A decrease in the net income for the three months ended March 31, 2006 of $2,874,668 from $37,151 to a net loss of ($2,837,517);

•	An increase in the accumulated deficit of $4,801,522 from ($4,615,267) to ($9,416,789) at March 31, 2006;

•	A decrease in the earnings (loss) per share of ($0.04) from $0.01 to ($0.03) for the three months ended March 31, 2006.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Included as cash equivalents as of March 31, 2006 is $400,000 in a term deposit which secures a standby letter of credit to Sprint which can be drawn upon by Sprint should the Company fail to make timely payments to them. As of March 31, 2006, no amounts have been drawn by Sprint.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 8 years, of companies acquired by the Company and are reflected below:

	As of March 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,761,617	$122,821	$3,638,796
Customer Lists	$4,002,200	$393,308	$3,608,892

Amortization Expense:

For the three months ended March 31, 2006		$187,891
For the three months ended March 31, 2005		-

Estimated Amortization Expense:

For the nine months ended December 31, 2006		$563,628
For the year ended December 31, 2007		751,504
For the year ended December 31, 2008		701,504
For the year ended December 31, 2009		701,504
For the year ended December 31, 2010 through 2025		4,529,548

Total		$7,247,688

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	9,363,197
Impairment of goodwill	(1,121,313)

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	127,143
Impairment of goodwill	-

Balance - March 31, 2006	$9,485,270

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of March 31, 2006, the allowance for doubtful accounts is $29,803.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a (loss) of ($11,097) and ($10,955) for the three months ended March 31, 2006 and 2005.

Reclassifications and Restatement

Certain amounts reported for the three months ended March 31, 2005 have been reclassified to conform with the presentation for the three months ended March 31, 2006. The reclassifications had no effect on net income for the three months ended March 31, 2005. In addition, the Company has restated certain amounts in its consolidated balance sheet and consolidated statements of operations, comprehensive income (loss) and cash flow to correct previously reported amounts. See Note 1 for the effect of these changes.

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of March 31, 2006, the deferred connection charges are $100,261. Amortization of the deferred connection charges for the three months ended March 31, 2006 and 2005 are $9,696 and $0, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of March 31, 2006, the deferred financing fees are $765,320. Amortization of the deferred finance fees for the three months ended March 31, 2006 and 2005 are $71,412 and $78,855, respectively.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 33,545,455 shares of the Company’s common stock as of March 31, 2006 and are carried at fair value of $5,629,209.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005.

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2006	2005
	(Restated)

Net loss	$(2,837,517)	$(571,119)

Weighted-average common shares
Outstanding (Basic)	86,403,786	70,502,960

Weighted-average common stock
Equivalents
Convertible debentures	33,545,455	-
Stock options	11,935,000	7,635,000
Warrants	35,000,000	-

Weighted-average common shares
Outstanding (Diluted)	166,884,241	78,137,960

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:
	Three Months Ended March 31,
	2006	2005
	(Restated)
Net income (loss):
As reported	($2,837,517)	($571,119)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(-)	(-)
Pro forma	($2,837,517)	($571,119)
Net income (loss) per share:
As reported:
Basic	($0.03)	($0.01)
Diluted	($0.03)	($0.01)
Pro forma:
Basic	($0.03)	($0.01)
Diluted	($0.03)	($0.01)

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

NOTE 3- FIXED ASSETS

Fixed assets as of March 31, 2006 were as follows:

	Estimated Useful Lives (Years)	March 31, 2006	December 31, 2005

Equipment	5	$183,174	$183,174
Furniture and fixtures	7	105,694	92,504
Business software	3-10	783,673	809,664
Computer hardware	5	317,350	299,687
Leasehold improvements	5	25,653	25,653
		1,415,544	1,410,682
Less: accumulated depreciation		623,549	534,791
Fixed assets, net		$791,995	$843,635

There was $66,526 and $4,630 charged to operations depreciation expense for the three months ended March 31, 2006 and 2005, respectively.

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 4- ACQUISTIONS (CONTINUED)

Liberty Wireless, a division of Star Number, Inc.

On December 29, 2005, the Company acquired certain assets of Liberty Wireless, a division of Star Number, Inc. The total purchase price of these assets was estimated to be $1,972,321. The allocation of the purchase price is presented in the chart below. Goodwill of $872,321 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $1,100,000 comprised of the trade name and customer lists determined to have fair values of $1,000,000 and $100,000 respectively.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $10,378,069 in accrued acquisition obligations as of March 31, 2006. Included in this amount is $4,184,472 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the three months ended March 31, 2006 and 2005, the Company paid out $1,426,340 and $0, respectively of accrued acquisition obligations.

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

As of March 31, 2006, the Company has $9,225,000 outstanding in convertible debentures.

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $2,059,193 recognized for the three months ended March 31, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $9,225,000 convertible debentures has been valued at $2,691,796 using relative fair values as stipulated in APB 14 based on a Black-Scholes pricing model. The Black-Scholes pricing model utilized the following assumptions: expected life of 3 years; risk free interest rate of 3.5%; and expected volatility of 75% under the various exercise prices.

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174, and is being amortized to par using the effective interest method. The amortization for the three months ended March 31, 2006 amounted to $550,166.

Interest expense on the convertible debentures was $234,491 for the three months ended March 31, 2006 and interest on the promissory notes for the three months ended March 31, 2005 was $43,583. Accrued interest at March 31, 2006 is $356,845.

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them. The Company has issued 2,000,000 of these shares and as of March 31, 2006 the 2,000,000 shares are issued and outstanding. These shares were issued to an entity owned by a majority shareholder for services rendered during the year ended December 31, 2005.

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of March 31, 2006, the Company has 86,403,786 shares of common stock issued and outstanding. On December 19, 2005, the Company increased the authorized stock from 150,000,000 to 600,000,000 shares.

The Company during the three months ended March 31, 2006 did not issue any shares of common stock.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Stock Options

As of March 31, 2006, the Company has 11,935,000 stock options issued to employees granted and outstanding. Of these options, 4,517,500 were granted in 2005, 217,500 were forfeited in 2005 and 7,635,000 were granted in 2004.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

Balance, Janaury 1, 2006	11,935,000

Granted	-
Exercised	-
Forfeited	-

Balance, March 31, 2006	11,935,000

Balance, Janaury 1, 2005	7,635,000

Granted	4,517,500
Exercised	-
Forfeited	(217,500)

Balance, December 31, 2005	11,935,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:
	March 31,	March 31,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	47.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of March 31, 2006 are summarized as follows:

	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,640,000	$0.36	Nov-04	Dec-07	Dec-04
200,000	$0.36	Nov-04	Sep-08	Sep-05
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
150,000	$0.38	Nov-04	Dec-08	Dec-05
200,000	$0.38	Nov-04	Sep-09	Sep-06
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
200,000	$0.40	Nov-04	Sep-10	Sep-07
200,000	$0.40	Nov-04	Jun-10	Jun-07
200,000	$0.45	Nov-04	Sep-11	Sep-08
200,000	$0.50	Nov-04	Sep-12	Sep-09
920,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
75,000	$0.22	Jun-05	Jun-09	Jun-06
100,000	$0.22	Jun-05	Apr-10	Apr-07
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
100,000	$0.23	Jun-05	Dec-10	Dec-07
100,000	$0.23	Jun-05	Apr-11	Apr-08
100,000	$0.24	Jun-05	Apr-12	Apr-09
100,000	$0.25	Jun-05	Apr-13	Apr-10
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-06
150,000	$0.24	Nov-05	Nov-10	Nov-07

11,935,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. In addition, the Company issued 2,000,000 warrants in January 2006 for the purpose of trying to raise capital for the Company. The following is a breakdown of the warrants:

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Future minimum lease payments under the non-cancelable leases as of March 31, 2006 are:
Period Ending
March 31,
2007	$240,251
2008	193,655
2009	146,920
2010	109,256
2011	53,739
$743,821

Rent expense for the three months ended March 31, 2006 and 2005 was $69,443 and $9,840, respectively.

NOTE 9- RELATED PARTY TRANSACTIONS

In 2005, the Company issued 2,000,000 shares of Class A Preferred Stock for services rendered to a company owned by a majority shareholder.

The Company paid management fees for the three months ended March 31, 2006 and 2005 to a company owned by a majority shareholder in the amount of $47,137 and $43,102, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

At March 31, 2006, deferred tax assets consist of the following:

Net operating losses	$1,700,000
Amortization of goodwill	(158,088)
Valuation allowance	(1,541,912)

$-

At March 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $5,000,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2006 and 2005 is summarized as follows:
	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

The following represents the comparative operating results of this division for the three months ended March 31, 2006 and 2005 that is reflected as discontinued operations.
	2006	2005

Net revenues	$282,332	$2,958,754

Cost of revenues	13,299	1,991,972
General, administrative and selling expenses	332,672	1,082,426
Depreciation	-	89,813
Interest expense	-	11,098
Write down of assets and liabilities	97,712	-

	443,683	3,175,309

Loss before income taxes	(161,351)	(216,555)

Provision for income taxes	-	-

Net loss on discontinued operations	$(161,351)	$(216,555)

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

The cash flow from Discontinued Operations consists of the following:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	Three Months
	March 31,
	2006	2005

Net (loss) from discontinued operations	$(161,351)	$(216,555)

Adjustments to reconcile net ( loss) to net
cash provided by ( used in )operating activities

Depreciation and amortization	-	89,813
Writedown of assets and liabilities	97,712	-
Net Change in assets and liabilities	(7,364)	(157,592)

Net Cash provided by ( used in ) operating activities	(71,003)	(284,334)

Cash flows from investing activities
Acquisition of fixed assets	-	(34,427)

Cash provided by ( used in ) Discontinued Operations	$(71,003)	$(318,761)

Summary of Net Liabilities Remaining - Retail Division

Assets

Cash	$746

Liabilities

Accrued expenses	63,384

Net Liabilities Remaining	$(62,638)

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Operating segment data for the three months ended March 31, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$2,890,936	3,906,617	$6,797,553
Cost of revenues	-	1,468,919	2,658,344	4,127,263
Gross profit (loss)	-	1,422,017	1,248,273	2,670,290
Operating expenses	681,510	707,832	787,294	2,176,636
Depreciation, amortization and impairment	2,832	28,000	223,728	254,560
Other income (expense)	(2,915,261)	-	-	(2,915,261)
Net income (loss)	(3,599,603)	686,186	237,251	(2,676,166)
Segment assets	6,287,928	3,894,935	12,440,723	22,623,586
Fixed Assets, net of depreciation	37,402	53,821	700,772	791,995

The Company only had one operating segment (the retail business which was discontinued) for the three months ended March 31, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 13- SUBSEQUENT EVENTS

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 13- SUBSEQUENT EVENTS (CONTINUED)

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

On October 24, 2006, the Company changed its corporate name to Teleplus World, Corp.

NOTE 14- UNAUDITED OPERATIONS - 2005

The following table reflects the unaudited proforma condensed consolidated statements of operations for the Company, assuming that all of the recent acquisitions in 2005 and 2006 occurred as of January 1, 2005:

Three Months Ended
March 31,
2005

Revenues	$12,044,826

Operating expenses	11,275,123

Income before other (expense)	769,703

Other (income) expense	122,438

Net income before provision for income taxes	647,265

Provision for income taxes	52,152

Net lncome	$595,113

Net lncome per basic shares	$0.008

Net Income per diluted shares	$0.008

Weighted average number of common shares
outstanding - basic	70,502,960

Weighted average number of common shares
outstanding - diluted	78,137,960

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 14- UNAUDITED OPERATIONS - 2005 (CONTINUED)

The unaudited pro forma results of operations for the three months ended March 31, 2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 15- RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements to account for the following transactions:

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

The net effect of these adjustments on the previously issued March 31, 2006 condensed consolidated financial statements was as follows:

•	A decrease in the net income for the three months ended March 31, 2006 of $2,874,668 from $37,151 to a net loss of ($2,837,517);

•	An increase in the accumulated deficit of $4,801,519 from ($4,615,267) to ($9,416,789) at March 31, 2006; and

•	A decrease in the basic and diluted earnings per share of ($0.04) from $0.01 to ($0.03) for the three months ended March 31, 2006.

The decrease in the net income of $2,874,668 is comprised of the following items:

Summary of Restatement Items:

Amortization of intangible assets	$187,876
Amortization of deferred finance fees	(109,038)
Warrant expense	182,418
Interest expense	4,053
Loss on derivative liability	2,059,193
Amortization of debt discount	550,166
$2,874,668

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following: (i) an overview of the Company’s business including the growth of the industry in Canada and the United States of America; (ii) recent business developments; (iii) results of operations and financial condition for the three months ended March 31, 2006 versus March 31, 2005; (iv) liquidity and capital resources; (v) a discussion of the Company’s risk factors; and (vi) the Company’s critical accounting policies.

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

On October 24, 2006 the Company changed its name to TelePlus World, Corp.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2006 versus March 31, 2005

Total Operating Revenues

The Company generated $6,797,553 of revenues for the three months ended March 31, 2006 as compared to $0 for the three months ended March 31, 2005, an increase of $6,797,553. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating revenues for the three months ended March 31, 2005 including the recent acquisitions were $12,044,826 on a proforma basis. The Company had a decrease of 43% when comparing to this amount. The decrease from period to period is the result of the Company’s transition and removal of certain lower profitable customers. The Company’s primary business for the three months ended March 31, 2005 was the retail business which was discontinued.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended March 31, 2006 were $6,558,458 as compared to $232,126 for the three months ended March 31, 2005. This represented an increase of $6,326,332. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating costs and expenses for the three months ended March 31, 2005 including the recent acquisitions were $11,275,123 on a proforma basis. The Company had a decrease of 41% when comparing to this amount which is comparable to the decrease in revenues. Of these amounts, $4,127,263 (63% of revenues) comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,016,289, advertising and marketing expenses of $216,564, and other general and administrative expenses of $761,522 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the three months ended March 31, 2005. The Company also expensed the issuance of 2,000,000 warrants at a value of $182,418 issued to an investment banking company to assist the Company in the raising of additional capital. The warrants expire in five years.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of March 31, 2006, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 8 to 20 years. Depreciation, amortization and impairment for the three months ended March 31, 2005 was not significant.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the three months ended March 31, 2006 was $71,412. The Company also recognized amortization on the debt discount on the convertible debenture of $550,166 for the three months ended March 31, 2006 based on the Effective Interest Method calculation, and recognized a loss on the valuation of its derivative liability of $2,059,193. There were no corresponding comparable amounts for these items for the three months ended March 31, 2005 due to the financing occurring December 13, 2005.

Interest expense was $234,490 compared to $43,583 for the three months ended March 31, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,676,166), or $(0.03) per share on a basic and diluted basis for the three months ended March 31, 2006 versus $(354,564), or $(0.01) per share on a basic and diluted basis for the three months ended March 31, 2005. The decrease is attributable to the Company’s loss on its derivative liability. The Company had an increase of $471,221 in its operating income due to the strong commitment management has made to the restructuring of the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the three months ended March 31, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2006 and 2005, respectively, There was no provision due to the carryforward of approximately $5,000,000 of net operating losses as of March 31, 2006, that the Company has reserved in valuation allowances against this deferred tax asset.

Net loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2006 and 2005, of $161,351 and $216,555 are the result of the retail division of the Company that was disposed of in January 2006.

Liquidity and Capital Resources

During the three-month period ended March 31, 2006, the balance in cash and cash equivalents decreased by $655,174 compared to an increase of $713,333 for the three-month period ended March 31, 2005 from continuing operations.

As of March 31, 2006, the Company had $4,198,291 in current assets primarily consisting of $1,878,738 in cash and cash equivalent, $1,142,500 in accounts receivable - trade, $811,028 in other accounts receivable and a refundable deposit included in prepaid expenses and other current assets of $365,279.

As of March 31, 2006, the Company had $19,810,815 in current liabilities primarily consisting of $4,410,734 in the current portion of accrued acquisition obligations, $2,953,898 in accounts payable and accrued expenses, and $11,147,480 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005. The $11,147,480 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of March 31, 2006 has a working capital deficiency of $15,612,524. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Not withstanding the present working capital deficiency these financial statements have been prepared on the assumption that the Company continues to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations.

The decrease in cash for the three months ended March 31, 2006 of $1,426,340 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $27,657, offset by the increase in accounts payable and accrued expenses of $1,223,663.

The increase in cash for the three months ended March 31, 2005 of $9,000 was attributable to the use of cash for capital expenditures, increases in prepaid expenses and other current assets of $166,612, offset by the decrease in other accounts receivable of $498,587 and from proceeds of notes payable of $685,001.

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

Risk Factors

Risks Related to the Company’s Business

Investing in the Company’s securities involves a high degree of risk. Before investing in the Company’s securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB/A, and the extensive discussion of the risk factors contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company’s future results may also be impacted by other risk factors listed from time to time in the Company’s future filings with the SEC, including but not limited to the Quarterly Reports of Form 10-QSB and the Annual Report on Form 10-KSB.

We Are Currently Involved in Legal Proceedings

As more fully described in Part II - Other Information, Item 1. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of its operations should there be unfavorable resolutions.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the three months ended March 31, 2006, we recognized a net loss of $(2,837,517), including a loss from discontinued operations of $(161,351), and our accumulated deficit was $(9,416,789). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of March 31, 2006, we had a working capital deficit of $15,612,524, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of March 31, 2006 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. The Company adopted these provisions on January 1, 2006 and the adoption of this pronouncement did not have a material effect on the condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States of America, and Canada could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between Canadian currencies and the United States Dollar, such change would adversely affect the result of the Company’s operations as reflected in the Company’s condensed consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as of March 31, 2006, but intends to review its exposure on a quarterly basis, and using a cost-benefit analysis, determine whether it should enter into arrangements to mitigate this risk.

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

In connection with this Form 10-QSB/A, we have evaluated our disclosure controls and procedures as of November 14, 2006, including the remedial actions discussed above, and we have concluded that, as of November 14, 2006, our disclosure controls and procedures are effective.

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

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff. The Company is currently contesting and defending against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by Cornell.

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

Item 2.  Changes In Securities.

None.

Item 4.  Submissions Of Matters To A Vote Of Security Holders

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

(5) Form 8-K/A filed on March 14, 2006, as an amended to form 8-k filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. (“Liberty Wireless”), recently acquired by Liberty Wireless, Corp. ("Liberty Wireless"), a fully owned subsidiary of Teleplus World, Corp. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

(6) Form 8-K filed on July 14, 2006, to describe the acquisition of Maximo Impact Inc. (“Maximo”). Such report included the description of (a) the assets acquired, (b) the targets’ business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Maximo principal.

(7) Form 8-K filed on July 19, 2006, to advise that Teleplus Connect Corp. ("TelePlus Connect"), a subsidiary of the Company, renegotiated a balloon payment owed July 1st, 2006 to the Shareholders of Telizon and 1500536 Ontario, Inc. Such report included the transaction documents.

(8) Form 8-K filed on August 1, 2006, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(9) Form 8-K filed on August 1, 2006, to describe three Amendments negotiated with the Keda shareholders involving a reduction of the Company’s debt owed to the Keda Shareholders following the acquisition of Keda Consulting in April 2005. Such report included the transaction documents.

(10) Form 8-K filed on August 18, 2006 which was amended on September 29, 2006, to inform their shareholders of the restatements that will be forthcoming due to certain transactions being not properly reflected in the prior filings, and to place non-reliance on those issued financial statements.

(11) Form 8-K filed on October 24, 2006, to inform their shareholders of the address of the new corporate headquarters in Miami, Florida and inform of the new corporate name of Teleplus World, Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2006.

TELEPLUS WORLD, CORP..

Date: November 14, 2006	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Robert Krebs
Robert Krebs
Chief Financial Officer

Date: November 14, 2006	By:	/s/ Tom Davis
Tom Davis
Chief Operating Officer