Form 10QSB/A
period 2006-06-30
Teleplus World, Corp.
filed 2006-11-14
CIK 1133754

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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 03, 2006:

Class	Number of Shares
Common Stock, $0.001 par value	114,500,945

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
	December 31, 2005 (Audited)	F-1

	Condensed Consolidated Statements of Operations and
	Accumulated Other Comprehensive Income (Loss) for the Six and Three Months
	Ended June 30, 2006 and 2005 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements	F-5 - F-39

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Changes In Securities	24

Item 4.	Submission of Matters To A Vote Of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		26

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

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 (Restated) (Unaudited) and December 31, 2005 (Restated) (Audited)	F-1

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2006 (Restated) and 2005 (Restated) (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six and Three Months Ended
June 30, 2006 (Restated) and 2005 (Restated) (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-5 - F-39

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)

	IN US$
	(Restated)	(Restated)
	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$1,529,314	$2,604,915
Accounts receivable, net - trade	1,409,036	1,389,698
Other accounts receivable	331,452	156,029
Income taxes receivable	-	31,130
Inventory	259,726	-
Prepaid expenses and other current assets	507,667	118,016
Assets held from discontinued operations	746	1,075,367

Total Current Assets	4,037,941	5,375,155

Fixed assets, net of depreciation	825,299	843,635

Other Assets:
Intangible assets, net	7,333,504	7,435,564
Goodwill	9,070,876	9,358,127
Deferred financing fees, net of amortization	687,694	825,732
Deferred connection charges, net of amortization	134,863	81,295
Deferred income taxes	36,964	35,506

Total Other Assets	17,263,901	17,736,224

TOTAL ASSETS	$22,127,141	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$3,662,755	$1,955,797
Current portion of accrued acquisition obligations	4,043,682	5,243,758
Unearned revenue	941,935	1,265,479
Derivative liability	7,596,571	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	181,322	1,043,344

Total Current Liabilities	16,608,683	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	2,685,473	1,626,192
Accrued acquisition obligations, net of current portion	4,321,143	6,213,720

Total Long-term Liabilities	7,006,616	7,839,912

Total Liabilities	23,615,299	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 88,276,901 shares issued and outstanding	88,277	86,404
Additional paid-in capital	4,804,360	4,097,891
Accumulated deficit	(6,901,768)	(6,579,272)
Accumulated other comprehensive income (loss)	518,973	(88,586)

Total Shareholders' Equity	(1,488,158)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,127,141	$23,955,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
CONTINUING OPERATIONS:	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUES
Revenues	$13,247,220	$563,488	$6,449,667	$563,488

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	7,966,864	297,641	3,839,601	297,641
Payroll, professional fees and related expenses	2,039,401	329,354	1,023,112	210,851
Advertising and marketing expenses	515,282	124,866	298,718	94,647
Office rent and expenses	144,112	20,569	74,669	11,972
Warrant expense	182,418	-	-	-
Other general and administrative expenses	1,436,987	158,833	745,066	88,656
Depreciation and amortization	500,764	13,923	246,204	9,293

Total Operating Expenses	12,785,828	945,186	6,227,370	713,060

OPERATING INCOME (LOSS)	461,392	(381,698)	222,297	(149,572)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(142,824)	(136,245)	(71,412)	(57,390)
Amortization of debt discount	(1,114,201)	-	(564,035)	-
Interest expense	(474,891)	(90,041)	(240,401)	(46,458)
Gain on conversion of convertible debentures	54,920	-	54,920	-
Gain (loss) on derivative liability	1,141,716	-	3,200,909	-
Total Other Income (Expense)	(535,280)	(226,286)	2,379,981	(103,848)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(73,888)	(607,984)	2,602,278	(253,420)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(73,888)	(607,984)	2,602,278	(253,420)
Net loss from discontinued operations	(248,608)	(720,358)	(87,257)	(503,803)

NET INCOME (LOSS)	$(322,496)	$(1,328,342)	$2,515,021	$(757,223)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.00)	$(0.01)	$0.03	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.00)	$(0.02)	$0.03	$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.00)	$(0.01)	$0.03	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.00)	$(0.02)	$0.03	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	87,377,926	72,459,817	86,420,187	72,744,169

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	178,799,142	84,012,317	178,799,142	84,012,317

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(322,496)	$(1,328,342)	$2,515,021	$(757,223)
Other comprehensive income (loss)
Currency translation adjustments	607,559	(46,901)	618,656	(35,906)
Accumulated other comprehensive income (loss)	$285,063	$(1,375,243)	$3,133,677	$(793,129)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(73,888)	$(607,984)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	125,012	11,431
Amortization of intangible assets	375,752	2,492
Issuance of common shares for compensation	45,125	-
Employee compensation for stock options	5,493	-
Amortization of deferred finance fees	142,824	136,245
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	1,114,201	-
(Gain) on derivative liability	(1,141,716)	-
(Gain) on conversion of convertible debentures	(54,920)	-

Changes in assets and liabilities
(Increase) in accounts receivable - trade	(18,592)	(22,036)
(Increase) decrease in other accounts receivable	(175,423)	339,971
Decrease in income tax receivable	33,552	-
(Increase) decrease in inventory	(259,726)	4,194
(Increase) in prepaid expenses and other current assets	(389,650)	(200,960)
Increase in accounts payable and accrued expenses	1,854,130	230,397
Increase (decrease) in unearned revenue	(304,068)	26,571
Total adjustments	1,534,412	528,305

Net cash provided by (used in) operating activities	1,460,524	(79,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(2,240,281)	(888,104)
Cash acquired from acquisitions	-	191,241
Acquisitions of fixed assets	(81,318)	(9,000)
(Increase) in deferred connection charges	(77,039)	-

Net cash (used in) investing activities	(2,398,638)	(705,863)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	318,400
Proceeds from promissory notes	-	570,992
Payments of finance fees	(52,460)	-

Net cash provided by financing activities	(52,460)	889,392

Effect of foreign currency	20,124	(46,901)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(970,450)	56,949

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(105,151)	44,695

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,529,314	$403,188

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
	(Restated)	(Restated)

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of of debentures into 1,843,115 shares of common stcok	$350,000	$-
Issued 180,000 shares of common stock to directors of Company for services rendered.	$34,200	$-
Issued 57,500 shares of common stock to a non related third party for services rendered.	$10,925	$-
Issued 430,000 shares of common stock in connection with company acquisitions	$355,400	$-

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

As shown in the accompanying financial statements the Company has a working capital deficiency of $12,570,742 as of June 30, 2006 due to accrued acquisition obligations of $4,043,682 that have been classified as current liabilities, as well as $7,596,571 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 15, to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements to account for the following transactions:

•
Reclassify a portion of the goodwill recognized in its acquisitions in 2005 to other tangible and intangible assets, and to recognize depreciation and amortization expense on the other tangible and intangible assets in accordance with SFAS No. 142.

The net effect of these adjustments on the previously issued June 30, 2006 condensed consolidated financial statements was as follows:

•	A increase in the net loss for the six months ended June 30, 2006 of $50,000 from ($272,496) to a net loss of ($322,496); and

•	An increase in the accumulated deficit of $245,132 from ($6,656,636) to ($6,901,768) at June 30, 2006.

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
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 2 to 8 years, of companies acquired by the Company and are reflected below:

	As of June 30, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,875,000	$171,252	$3,703,748
Customer Lists	$4,162,500	$532,744	$3,629,756

Amortization Expense:

For the six months ended June 30, 2006		$375,752
For the six months ended June 30, 2005		2,492

Estimated Amortization Expense:

For the six months ended December 31, 2006		$375,752
For the year ended December 31, 2007		751,504
For the year ended December 31, 2008		701,504
For the year ended December 31, 2009		701,504
For the year ended December 31, 2010 through 2025		4,803,240

Total		$7,333,504

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:
Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	9,363,197
Impairment of goodwill	(1,121,313)

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	127,143
Impairment of goodwill	-

Balance - March 31, 2006	9,485,270

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	(414,394)
Impairment of goodwill	-

Balance - June 30, 2006	$9,070,876

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

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a gain (loss) of $607,559 and ($46,901) for the six months ended June 30, 2006 and 2005.

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of June 30, 2006, the deferred connection charges are $134,863. Amortization of the deferred connection charges for the six months ended June 30, 2006 and 2005 are $20,840 and $0, respectively.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivableand accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 44,486,216 shares of the Company’s common stock as of June 30, 2006 and are carried at fair value of $4,544,360.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2006	2005
Net loss	$(322,496)	$(1,328,342)

Weighted-average common shares
Outstanding (Basic)	87,377,926	72,459,817

Weighted-average common stock
Equivalents
Convertible debentures	44,486,216	-
Stock options	11,935,000	11,552,500
Warrants	35,000,000	-

Weighted-average common shares
Outstanding (Diluted)	178,799,142	84,012,317

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
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Six Months Ended June 30,
	2006	2005
Net income (loss):	(Restated)
As reported	($322,496)	($1,328,342)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5,493	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(-)	(61,000)
Pro forma	($317,003)	($1,389,342)
Net income (loss) per share:
As reported:
Basic	$ (0.00)	($0.02)
Diluted	($0.00)	($0.02)
Pro forma:
Basic	($0.00)	($0.02)
Diluted	($0.00)	($0.02)

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

NOTE 3- FIXED ASSETS

Fixed assets as of June 30, 2006 were as follows:

	Estimated Useful Lives (Years)	June 30, 2006	December 31, 2005
Equipment	5	$190,698	$183,174
Furniture and fixtures	7	122,396	92,504
Business software	3-10	833,884	809,664
Computer hardware	5	345,376	299,687
Leasehold improvements	5	26,400	25,653

		1,518,754	1,410,682
Less: accumulated depreciation		693,455	567,047
Fixed assets, net		$825,299	$843,635

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 4- ACQUISTIONS (CONTINUED)

Liberty Wireless, a division of Star Number, Inc.

On December 29, 2005, the Company acquired certain assets of Liberty Wireless, a division of Star Number, Inc. The total purchase price of these assets was estimated to be $1,972,321. The allocation of the purchase price is presented in the chart below. Goodwill of $872,321 represents the excess of the purchase price over the fair value of the net tangible assets and intangible assets acquired The other intangible assets of $1,100,000 comprised of the trade name and customer lists acquired were determined to have fair values of $1,000,000 and $100,000 respectively.

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

	Freedom
	Phone	Avenue	Telizon and	Liberty
	Lines	Reconnect	One Bill	Wireless	Maximo

Cash	$185,194	$7,784	$617,844	$707,000	$-
Accounts receivables	74,497	13,546	1,262,285	-	-
Prepaid and other current
assets	-	15,936	41,285	-	-
Fixed assets	21,640	18,868	739,428	-	-
Other intangible assets	162,950	85,765	6,414,820	1,100,000	-
Goodwill	731,262	530,933	1,933,834	872,321	30,000
Deferred taxes	-	-	33,796	-	-
Accounts payable and
accrued expenses	(220,030)	(31,547)	(1,298,243)	-	-
Unearned revenue	(45,503)	-	(353,727)	(707,000)	-

Net assets acquired
at fair value	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

Total Consideration:

Cash (a) (b)	$582,010	$641,285	$9,391,322	$1,972,321	$30,000
Common stock (c)	328,000	-	-	-	-

	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

(a)	In the One Bill, Inc. acquisition, $4,723,000 of the cash is payable after March 2006

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

As of June 30, 2006, the Company has $8,875,000 outstanding in convertible debentures.

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

Interest expense on the convertible debentures was $474,891 for the six months ended June 30, 2006 and interest on the promissory notes for the six months ended June 30, 2005 was $90,041. Accrued interest at June 30, 2006 is $551,766.

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
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

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

Stock Options

As of June 30, 2006, the Company has 11,935,000 stock options issued to employees granted and outstanding. Of these options, 4,517,500 were granted in 2005, 217,500 were forfeited in 2005 and 7,635,000 were granted in 2004.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

Balance, Janaury 1, 2006	11,935,000

Granted	-
Exercised	-
Forfeited	-

Balance, June 30, 2006	11,935,000

Balance, Janaury 1, 2005	7,635,000

Granted	4,517,500
Exercised	-
Forfeited	(217,500)

Balance, December 31, 2005	11,935,000

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

At June 30, 2006, deferred tax assets consist of the following:

Net operating losses	$1,700,000
Amortization of goodwill	(339,029)
Valuation allowance	(1,360,971)

$-

At June 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $5,000,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

The cash flow from Discontinued Operations consists of the following:

	Six Months
	June 30
	2006	2005

Net (loss) from discontinued operations	$(248,608)	$(720,358)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Depreciation and amortization	-	180,663
Writedown of assets and liabilities	24,341	-

Net Change in assets and liabilities	119,116	661,067

Net Cash provided by (used in) operating activities	(105,151)	121,372

Cash flows from investing activities
Acquisition of fixed assets	-	(76,677)

Cash provided by (used in) Discontinued Operations	$(105,151)	$44,695

Summary of Net Liabilities Remaining - Retail Division

Assets

Cash	$746

Liabilities

Accrued expenses	181,322

Net Liabilities Remaining	$(180,576)

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

Operating segment data for the six months ended June 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$5,228,900	$8,018,320	$13,247,220
Cost of revenues	-	2,573,312	5,393,552	7,966,864
Gross profit (loss)	-	2,655,588	2,624,768	5,280,356
Operating expenses	1,203,039	1,512,105	1,603,056	4,318,200
Depreciation, amortization and impairment	5,664	59,330	435,770	500,764
Other income (expense)	(535,280)	-	-	(535,280)
Net income (loss)	(1,743,983)	1,084,153	585,942	(73,888)
Segment assets	5,336,086	3,579,096	13,211,213	22,126,395
Fixed Assets, net of depreciation	41,802	75,965	707,532	825,299

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

NOTE 15- RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the condensed consolidated financial statements, the Company has restated its’ condensed consolidated financial statements to account for the following transactions:

•
Reclassify a portion of the goodwill recognized in its acquisitions in 2005 to other tangible and intangible assets, and to recognize depreciation and amortization expense on the other tangible and intangible assets in accordance with SFAS No. 142.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 15- RESTATED FINANCIAL STATEMENTS (CONTINUED)

The net effect of these adjustments on the previously issued June 30, 2006 condensed consolidated financial statements was as follows:

•	A increase in the net loss for the six months ended June 30, 2006 of $50,000 from ($272,496) to a net loss of ($322,496); and

•	An increase in the accumulated deficit of $245,132 from ($6,656,636) to ($6,901,768) at June 30, 2006.

•	The increase in the net loss of $50,000 is comprised of the following items:

Summary of Restatement Items:

Amortization of intangible assets	$50,000
$50,000

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

Total Operating Costs and Expenses

Total operating costs and expenses for the six months ended June 30, 2006 were $12,785,828 as compared to $945,186 for the six months ended June 30, 2005. This represented an increase of $11,840,642 or 1,353%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating costs and expenses for the six months ended June 30, 2005 including the recent acquisitions were $21,113,923 on a proforma basis. The Company had a decrease of 39% when comparing to this amount which is comparable to the decrease in revenues. Of these amounts, $7,966,864 (61% of revenues) and $297,641 (53% of revenues), respectively comprised of costs of services, which increased primarily due to the increase in sales from the acquisitions made by the Company in 2005. The other operating costs and expenses includes payroll, professional fees and related expenses of $2,039,401, advertising and marketing expenses of $515,282, and other general and administrative expenses of $1,436,987 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the six months ended June 30, 2005. The Company also expensed the issuance of 2,000,000 warrants at a value of $182,418 issued to an investment banking company to assist the Company in the raising of additional capital. The warrants expire in five years.

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

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(73,888), or $(0.00) per share on a basic and diluted basis for the six months ended June 30, 2006 versus $(607,984), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $461,392 for the six months ended June 30, 2006 is due to the strong commitment management has made to the restructuring of the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2006 and 2005, respectively, There was no provision due to the carryforward of approximately $5,000,000 of net operating losses as of June 30, 2006, that the Company has reserved in valuation allowances against this deferred tax asset.

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

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended June 30, 2006 were $6,227,370 as compared to $713,060 for the three months ended June 30, 2005. This represented an increase of $5,514,310 or 874%. Of these amounts, $3,839,601 (60% of revenues) and $297,641 (53% of revenues), respectively comprised of costs of services, which increased primarily due to the increase in sales from the acquisitions made by the Company in 2005. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,023,112, advertising and marketing expenses of $298,718, and other general and administrative expenses of $745,066 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the three months ended June 30, 2005.

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

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $2,515,021, or $0.03 per share on a basic and $0.01 per share on a diluted basis for the three months ended June 30, 2006 versus $(757,223), or $(0.01) per share on a basic and diluted basis for the three months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $222,297 for the three months ended June 30, 2006 is due to the strong commitment management has made to restructuring the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2006 and 2005, respectively.

Net loss from Discontinued Operations

The loss from discontinued operations for the three months ended June 30, 2006 and 2005, of $87,257 and $503,803 are the result of the retail division of the Company that was disposed of in January 2006.

Liquidity and Capital Resources

During the six-month period ended June 30, 2006, the balance in cash and cash equivalents decreased by $970,450 compared to an increase of $56,949 for the six-month period ended June 30, 2005 from continuing operations.

As of June 30, 2006, the Company had $4,037,941 in current assets primarily consisting of $1,529,314 in cash and cash equivalent, $1,409,036 in accounts receivable - trade, $331,452 in other accounts receivable and a refundable deposit included in prepaid expenses and other current assets of $383,246.

As of June 30, 2006, the Company had $16,608,683 in current liabilities primarily consisting of $4,043,682 in the current portion of accrued acquisition obligations, $ 3,662,755 in accounts payable and accrued expenses, and $7,596,571 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005. The $7,596,571 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of June 30, 2006 has a working capital deficiency of $12,570,742. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Not withstanding the present working capital deficiency these financial statements have been prepared on the assumption that the Company continues to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations.

The decrease in cash for the six months ended June 30, 2006 of $2,240,281 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $81,318, offset by the increase in accounts payable and accrued expenses of $1,854,130.

The increase in cash for the six months ended June 30, 2005 of $888,104 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $9,000, offset by the increase in accounts payable and accrued expenses of $230,397 and from proceeds of notes payable of $889,392.

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

Risk Factors

Risks Related to the Company’s Business

Investing in the Company’s securities involves a high degree of risk. Before investing in the Company’s securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB/A, and the extensive discussion of the risk factors contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The Company’s future results may also be impacted by other risk factors listed from time to time in the Company’s future filings with the SEC, including but not limited to the Quarterly Reports of Form 10-QSB and the Annual Report on Form 10-KSB.

We Are Currently Involved in Legal Proceedings

As more fully described in Part II - Other Information, Item 1. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of its operations should there be unfavorable resolutions.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the six months ended June 30, 2006, we recognized a net loss of $(322,496), including a loss from discontinued operations of $(248,608), and our accumulated deficit was $(6,901,768). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of June 30, 2006, we had a working capital deficit of $12,570,742, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

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

(b)  Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter (and through November 14, 2006) for which the report is filed:

(1) Form 8-K/A filed on March 14, 2006, as an amended to form 8-K filed 4 January 2006 to provide the audited financial statements of Liberty Wireless, Division of Star Number, Inc. (“Liberty Wireless”), recently acquired by Liberty Wireless, Corp. ("Liberty Wireless"), a fully owned subsidiary of TelePlus World, Corp. ("TelePlus"). Also included in this amendment are pro forma financials between Liberty Wireless and TelePlus.

(2) Form 8-K filed on July 14, 2006, to describe the acquisition of Maximo Impact Inc. (“Maximo”). Such report included the description of (a) the assets acquired, (b) the targets’ business, (c) the purchase price, (d) competitive business conditions and (e) risks. The Company also provided as exhibits the transaction documents signed with the Maximo principal.

(3) Form 8-K filed on July 19, 2006, to advise that Teleplus Connect Corp. ("TelePlus Connect"), a subsidiary of the Company, renegotiated a balloon payment owed July 1st, 2006 to the Shareholders of Telizon and 1500536 Ontario, Inc. Such report included the transaction documents.

(4) Form 8-K filed on August 1, 2006, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(5) Form 8-K filed on August 1, 2006, to describe three Amendments negotiated with the Keda shareholders involving a reduction of the Company’s debt owed to the Keda Shareholders following the acquisition of Keda Consulting in April 2005. Such report included the transaction documents.

(6) Form 8-K filed on August 18, 2006 which was amended on September 29, 2006, to inform their shareholders of the restatements that will be forthcoming due to certain transactions being not properly reflected in the prior filings, and to place non-reliance on those issued financial statements.

(7) Form 8-K filed on October 24, 2006, to inform their shareholders of the address of the new corporate headquarters in Miami, Florida and inform of the new corporate name of Teleplus World, Corp.

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