Form 10QSB
period 2006-09-30
Teleplus World, Corp.
filed 2006-11-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐	No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 03 , 2006:

Class	Number of Shares

Common Stock, $0.001 par value	114,500,945

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited)
	and December 31, 2005 (Audited)	F-1

	Condensed Consolidated Statements of Operations and
	Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 and 2005 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	F-3 - F-4

	Notes to Condensed Consolidated Financial Statements	F-5 - F-39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes In Securities	25

Item 4.	Submission of Matters To A Vote Of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		27

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

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	F-1

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 and 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Nine and Three Months Ended September 30, 2006 and 2005 (Unaudited)	F-3 - F-4

Notes to Condensed Consolidated Financial Statements	F-5

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)<
;/f
ont>
	IN US$
		(Restated)
	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$1,583,747	$2,604,915
Accounts receivable, net - trade	1,327,447	1,389,698
Other accounts receivable	188,550	156,029
Income taxes receivable	-	31,130
Inventory	160,120	-
Prepaid expenses and other current assets	489,451	118,016
Assets held from discontinued operations	1,850	1,075,367

Total Current Assets	3,751,165	5,375,155

Fixed assets, net of depreciation	829,028	843,635

Other Assets:
Intangible assets, net	7,177,763	7,435,564
Goodwill	9,362,457	9,358,127
Deferred financing fees, net of amortization	1,027,705	825,732
Deferred connection charges, net of amortization	168,506	81,295
Deferred income taxes	37,157	35,506

Total Other Assets	17,773,588	17,736,224

TOTAL ASSETS	$22,353,781	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,384,198	$1,955,797
Current portion of accrued acquisition obligations	3,577,826	5,243,758
Unearned revenue	908,284	1,265,479
Derivative liability	8,746,878	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	109,851	1,043,344

Total Current Liabilities	17,909,455	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	3,413,337	1,626,192
Accrued acquisition obligations, net of current portion	2,461,236	6,213,720

Total Long-term Liabilities	5,874,573	7,839,912

Total Liabilities	23,784,028	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	-	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 113,689,057 shares issued and outstanding	113,689	86,404
Additional paid-in capital	5,482,378	4,097,891
Accumulated deficit	(7,456,538)	(6,579,272)
Accumulated other comprehensive income (loss)	430,224	(88,586)

Total Shareholders' Equity	(1,430,247)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,353,781	$23,955,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER, 2006 AND 2005
(UNAUDITED)
	IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMEBR 30,		SEPTEMBER 30,
	2006	2005	2006	2005
CONTINUING OPERATIONS:		(Restated)		(Restated)
OPERATING REVENUES
Revenues	$19,073,134	$4,281,273	$5,825,914	$3,717,785

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	12,102,829	2,792,363	4,135,965	2,494,722
Payroll, professional fees and related expenses	3,093,131	973,021	1,053,730	643,667
Advertising and marketing expenses	669,977	187,942	154,695	63,076
Office rent and expenses	224,605	60,594	80,493	40,025
Warrant expense	182,418	-	-	-
Other general and administrative expenses	2,156,823	329,908	719,836	171,075
Depreciation and amortization	739,592	237,419	238,828	223,496

Total Operating Expenses	19,169,375	4,581,247	6,383,547	3,636,061

OPERATING INCOME (LOSS)	(96,241)	(299,974)	(557,633)	81,724

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(238,959)	(140,321)	(96,135)	(4,076)
Amortization of debt discount	(1,932,545)	-	(818,344)	-
Interest expense	(797,722)	(231,378)	(322,831)	(141,337)
Gain on conversion of convertible debentures	145,400	-	90,480	-
Gain (loss) on derivative liability	2,291,409	-	1,149,693	-
Total Other Income (Expense)	(532,417)	(371,699)	2,863	(145,413)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(628,658)	(671,673)	(554,770)	(63,689)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(628,658)	(671,673)	(554,770)	(63,689)
Net loss from discontinued operations	(248,608)	(1,034,368)	-	(314,010)

NET INCOME (LOSS)	$(877,266)	$(1,706,041)	$(554,770)	$(377,699)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$-	$(0.00)
	$(0.01)	$(0.02)	$(0.01)	$(0.00)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$-	$(0.00)
	$(0.01)	$(0.02)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	92,330,744	76,303,117	103,058,501	80,681,289

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	250,587,173	87,638,117	250,587,173	87,638,117

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(877,266)	$(1,706,041)	$(554,770)	$(377,699)
Other comprehensive income (loss)
Currency translation adjustments	518,810	(12,972)	(88,749)	33,929
Accumulated other comprehensive income (loss)	$(358,456)	$(1,719,013)	$(643,519)	$(343,770)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(628,658)	$(671,673)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	181,663	72,051
Amortization of intangible assets	557,929	165,368
Issuance of common shares for compensation	45,125	2,000
Employee compensation for stock options	5,493	-
Amortization of deferred finance fees	238,959	140,321
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	1,932,545	-
(Gain) on derivative liability	(2,291,409)	-
(Gain) on conversion of convertible debentures	(145,400)	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	62,997	(97,817)
(Increase) decrease in other accounts receivable	(185,346)	315,928
Decrease in income tax receivable	31,913	-
(Increase) decrease in inventory	(160,120)	6,381
(Increase) in prepaid expenses and other current assets	(371,434)	(171,718)
Increase in accounts payable and accrued expenses	2,590,084	(406,600)
Increase (decrease) in unearned revenue	(337,719)	138,491
Total adjustments	2,337,698	164,405

Net cash provided by (used in) operating activities	1,709,040	(507,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(4,836,259)	(5,135,187)
Cash acquired from acquisitions		810,843
Acquisitions of fixed assets	(129,992)	(23,010)
(Increase) in deferred connection charges	(116,825)	-

Net cash (used in) investing activities	(5,083,076)	(4,347,354)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	318,400
Proceeds from promissory notes	-	4,817,555
Proceeds from Convertible Debenture ( Net )	2,545,620
Payments of finance fees	(32,795)	-

Net cash provided by financing activities	2,512,825	5,135,955

Effect of foreign currency	19,485	(12,972)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(841,726)	268,361

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(179,442)	462,841

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,583,747	$1,032,746

CASH PAID DURING THE PERIOD FOR:
Interest expense	$9,561	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
		(Restated)

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of of debentures into 6,855,271 shares of common stock	$1,050,000	$-
Issued 400,000 shares of common stock to Cornell Capital Partners in connection with a 3,000,000 convertible debt issued July 2006	$64,000
Issued 180,000 shares of common stock to directors of Company for services rendered.	$34,200	$-
Issued 57,500 shares of common stock to a non related third party for services rendered.	$10,925	$-
Issued 430,000 shares of common stock in connection with company acquisitions	$355,400	$-
Issued 20,0000,000 shares of common stock in exchange for 2,000,000 Class A preferred shares	$20,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

As discussed in Note 4, the Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005; 1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005; Avenue Reconnect, Inc. a reseller of landline and long distance services and Internet service provider on June 1, 2005; Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005; certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc. related to its Liberty Wireless business on December 29, 2005, effective December 31, 2005; and Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America on June 21, 2006. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

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

As shown in the accompanying financial statements the Company has a working capital deficiency of $14,158,290 as of September 30, 2006 due to accrued acquisition obligations of $3,577,826 that have been classified as current liabilities, as well as $8,746,878 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Included as cash equivalents as of September 30, 2006 is $400,000 in a term deposit which secures a standby letter of credit to Sprint which can be drawn upon by Sprint should the Company fail to make timely payments to them. As of September 30, 2006, no amounts have been drawn by Sprint.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

	As of September 30, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,891,675	$223,095	$3,668,580
Customer Lists	$4,186,062	$676,879	$3,509,183

Amortization Expense:

For the nine months ended September 30, 2006		$557,929
For the nine months ended September 30, 2005		165,368

Estimated Amortization Expense:

For the three months ended December 31, 2006		$187,876
For the year ended December 31, 2007		751,504
For the year ended December 31, 2008		701,504
For the year ended December 31, 2009		701,504
For the year ended December 31, 2010 through 2025		4,835,375

Total		$7,177,763

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	9,363,197
Impairment of goodwill	(1,121,313)

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	127,143
Impairment of goodwill	-

Balance - March 31, 2006	9,485,270

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	(414,394)
Impairment of goodwill	-

Balance - June 30, 2006	9,070,876

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	291,581
Impairment of goodwill	-

Balance - September 30, 2006	$9,362,457

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of September 30, 2006, the allowance for doubtful accounts is $46,557.

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

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a gain (loss) of $518,810 and ($12,972) for the nine months ended September 30, 2006 and 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications and Restatement

Certain amounts reported for the nine months ended September 30, 2005 have been reclassified to conform with the presentation for the nine months ended September 30, 2006. The reclassifications had no effect on net income for the nine months ended September 30, 2005. In addition, the Company has restated certain amounts in its consolidated balance sheet and consolidated statements of operations, comprehensive income (loss) and cash flow to correct previously reported amounts. The net effect of the adjustments relating to depreciation of tangible and amortization of intangible assets for the nine months ended September 30, 2005 was $181,496. These adjustments increased the net loss to ($1,706,041) for the nine months ended September 30, 2005.

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of September 30, 2006, the deferred connection charges are $168,506. Amortization of the deferred connection charges for the nine months ended September 30, 2006 and 2005 are $32,833 and $14,827, respectively.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of September 30, 2006, the deferred financing fees are $1,027,705. Amortization of the deferred finance fees for the nine months ended September 30, 2006 and 2005 are $238,959 and $140,321, respectively.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 85,275,690 shares of the Company’s common stock as of September 30, 2006 and are carried at fair value of $6,300,523.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the nine months ended September 30, 2006 and 2005.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2006	2005

Net loss	$(877,266)	$(1,706,041)

Weighted-average common shares
Outstanding (Basic)	92,330,744	76,303,117

Weighted-average common stock
Equivalents
Convertible debentures	78,571,429	-
Stock options	10,685,000	11,335,000
Warrants	69,000,000	-

Weighted-average common shares
Outstanding (Diluted)	250,587,173	87,638,117

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:
	Nine Months Ended September 30,
	2006	2005
Net income (loss):
As reported	($877,266)	($1,706,041)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5,493	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(-)	(76,000)
Pro forma	($871,773)	($1,782,041)
Net income (loss) per share:
As reported:
Basic	($ 0.01)	($0.02)
Diluted	($0.01)	($0.02)
Pro forma:
Basic	($0.01)	($0.02)
Diluted	($0.01)	($0.02)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

NOTE 3- FIXED ASSETS

Fixed assets as of September 30, 2006 were as follows:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2006	2005

Equipment	5	$212,869	$183,174
Furniture and fixtures	7	122,840	92,504
Business software	3-10	856,178	809,664
Computer hardware	5	355,927	299,687
Leasehold improvements	5	26,499	25,653

		1,574,313	1,410,682
Less: accumulated depreciation		745,285	567,047
Fixed assets, net		$829,028	$843,635

There was $148,830 and $41,096 charged to operations depreciation expense for the nine months ended September 30, 2006 and 2005 respectively.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $6,039,062 in accrued acquisition obligations as of September 30, 2006. Included in this amount is $3,106,644 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the nine months ended September 30, 2006 and 2005, the Company paid out $4,836,259 and $5,135,187, respectively of accrued acquisition obligations.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

As of September 30, 2006, the Company has $11,175,000 outstanding in convertible debentures.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $2,291,409 recognized for the nine months ended September 30, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 6 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

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

As of September 30, 2006, the fixed freestanding warrants issued in connection with the $9,225,000 convertible debentures has been valued at $1,566,793 and with the $3,000,000 convertible debentures has been valued at $2,144,280. The Black-Scholes pricing model utilized the following assumptions: expected life of 3 years; risk free interest rate of 3.5%; and expected volatility of 75% under the various exercise prices.

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174 for the $9,225,000 convertible debentures and $3,000,000 for the $3,000,000 convertible debentures and is being amortized to par using the effective interest method. The amortization for the nine months ended September 30, 2006 amounted to $1,932,545.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Interest expense on the convertible debentures was $788,156 for the nine months ended September 30, 2006 and interest on the promissory notes for the nine months ended September 30, 2005 was $231,378. Accrued interest at September 30, 2006 is $910,510.

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them. The Company has issued 2,000,000 of these shares and as of June 30, 2006 the 2,000,000 shares are issued and outstanding. These shares were issued to an entity owned by a majority shareholder for services rendered during the year ended December 31, 2005. These shares were converted to 20,000,000 shares of common stock in July 2006.

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of September 30, 2006, the Company has 113,689,057 shares of common stock issued and outstanding. On December 19, 2005, the Company increased the authorized stock from 150,000,000 to 600,000,000 shares.

The Company has issued the following shares of common stock for the nine months ended September 30, 2006:

The Company issued 6,855,271 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 180,000 shares of common stock to directors of the Company for services.

The Company issued 400,000 shares of common stock to Cornell in connection with the $3,000,000 convertible debenture in July 2006.

The Company issued 20,000,000 shares of stock in conversion of the 2,000,000 shares of preferred stock.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Stock Options

As of September 30, 2006, the Company has 10,685,000 stock options issued to employees granted and outstanding. Of these options, 250,000 were granted in July 2006, 1,500,000 were forfeited in August 2006, 4,517,500 were granted in 2005, 217,500 were forfeited in 2005 and 7,635,000 were granted in 2004.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

Balance, Janaury 1, 2006	11,935,000

Granted	250,000
Exercised	-
Forfeited	(1,500,000)

Balance, September 30, 2006	10,685,000

Balance, Janaury 1, 2005	7,635,000

Granted	4,517,500
Exercised	-
Forfeited	(217,500)

Balance, December 31, 2005	11,935,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	September 30,	September 30,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	47.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of September 30, 2006 are summarized as follows:
	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,640,000	$0.36	Nov-04	Dec-07	Dec-04
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
150,000	$0.38	Nov-04	Dec-08	Dec-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
200,000	$0.40	Nov-04	Jun-10	Jun-07
820,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
75,000	$0.22	Jun-05	Jun-09	Jun-06
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
100,000	$0.23	Jun-05	Dec-10	Dec-07
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-06
150,000	$0.24	Nov-05	Nov-10	Nov-07
62,500	$0.20	Jul-06	Jan-10	Jan-07
62,500	$0.21	Jul-06	Jul-10	Jul-07
62,500	$0.22	Jul-06	Jan-11	Jan-08
62,500	$0.23	Jul-06	Jul-11	Jul-08
10,685,000

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. The Company also granted 30,000,000 warrants to Cornell in connection with the SPA entered into July 28, 2006. These warrants expire July 28, 2009. In addition, the Company issued 2,000,000 warrants in January 2006 for the purpose of trying to raise capital for the Company, and 4,100,000 to a consultant of the Company to assist them in growth and development.. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
9,000,000	$0.25	12/13/2005	3 years
4,000,000	$0.20	12/13/2005	3 years
10,000,000	$0.38	12/13/2005	3 years
10,000,000	$0.25	12/13/2005	3 years
1,000,000	$0.4485	1/1/2006	5 years
1,000,000	$0.6728	1/1/2006	5 years
5,000,000	$0.11	7/28/2006	3 years
10,000,000	$0.13	7/28/2006	3 years
10,000,000	$0.15	7/28/2006	3 years
5,000,000	$0.18	7/28/2006	3 years
4,100,000	$0.15	9/26/2006	3 years
69,100,000

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Future minimum lease payments under the non-cancelable leases as of September 30, 2006 are:

Period Ending
September 30,
2007	$240,251
2008	193,655
2009	146,920
2010	109,256
2011	53,739
$743,821

Rent expense for the nine months ended September 30, 2006 and 2005 was $223,962 and $60,324 respectively.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 9- RELATED PARTY TRANSACTIONS

In 2005, the Company issued 2,000,000 shares of Class A Preferred Stock for services rendered to a company owned by a majority shareholder.

The Company paid management fees for the nine months ended September 30, 2006 and 2005 to a company owned by a majority shareholder in the amount of $174,500 and $129,306, respectively.

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

At September 30, 2006, deferred tax assets consist of the following:

Net operating losses	$1,700,000
Amortization of goodwill	(489,029)
Valuation allowance	(1,210,971)

$-

At September 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $5,000,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2006 and 2005 is summarized as follows:

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

The following represents the comparative operating results of this division for the nine and three months ended September 30, 2006 and 2005 that is reflected as discontinued operations.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	September 30		September 30
	2006	2005	2006	2005

Net revenues	$282,332	$8,943,358	$-	$3,088,027

Cost of revenues	13,299	6,446,601	-	2,299,076
General, administrative and selling expenses	493,300	3,252,118	0	1,008,942
Depreciation	-	273,351	-	92,688
Interest expense	-	5,656	-	1,331
Write down of assets and liabilities	24,341	-	-	-

	530,940	9,977,726	-	3,402,037

Loss before income taxes	(248,608)	(1,034,368)	-	(314,010)

Provision for income taxes	-	-	-	-

Net loss on discontinued operations	$(248,608)	$(1,034,368)	$-	$(314,010)

The Company will have available loss carry forwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

The cash flow from Discontinued Operations consists of the following:

	Nine Months
	September 30
	2006	2005

Net (loss) from discontinued operations	$(248,608)	$(1,034,368)

Adjustments to reconcile net ( loss) to net
cash provided by ( used in )operating activities

Depreciation and amortization	-	273,341
Writedown of assets and liabilities	24,341	-

Net Change in assets and liabilities	44,825	1,326,234

Net Cash provided by ( used in ) operating activities	(179,442)	565,207

Cash flows from investing activities
Acquisition of fixed assets		(102,366)

Cash provided by ( used in ) Discontinued Operations	$(179,442)	$462,841

Summary of Net Liabilities Remaining - Retail Division

Assets

Cash	$1,850

Liabilities

Accrued expenses	109,851

Net Liabilities Remaining	$(108,001)

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Operating segment data for the nine months ended September 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$7,072,045	$12,001,090	$19,073,135
Cost of revenues	-	3,921,405	8,181,424	12,102,829
Gross profit (loss)	-	3,150,640	3,819,666	6,970,306
Operating expenses	1,782,254	2,221,028	2,323,673	6,326,955
Depreciation, amortization and impairment	8,496	91,801	639,295	739,592
Other income (expense)	(531,026)	-	(1,391)	(532,417)
Net income (loss)	(2,321,776)	837,811	855,307	(628,658)
Segment assets	5,872,665	3,171,771	13,307,495	22,351,931
Fixed Assets, net of depreciation	48,245	103,494	677,288	829,028

The Company only had one operating segment for the nine months ended September 30, 2005.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 13- UNAUDITED OPERATIONS - 2005

The following table reflects the unaudited proforma condensed consolidated statements of operations for the Company, assuming that all of the recent acquisitions in 2005 and 2006 occurred as of January 1, 2005:

Six Months Ended
June 30,
2005

Revenues	$30,567,974

Operating expenses	29,909,960

Income before other (expense)	658,014

Other (income) expense	438,562

Net income before provision for income taxes	219,452

Provision for income taxes	130,494

Net lncome	$88,958

Net lncome per basic shares	$0.001

Net Income per diluted shares	$0.001

Weighted average number of common shares
outstanding - basic	76,303,117

Weighted average number of common shares
outstanding - diluted	87,638,117

The unaudited pro forma results of operations for the nine months ended September 30, 2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 14- SUBSEQUENT EVENT

On October 24, 2006, the Company changed its corporate name to Teleplus World, Corp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In this Section, the Company will discuss the following: (i) an overview of the Company’s business including the growth of the industry in Canada and the United States of America; (ii) recent business developments; (iii) results of operations and financial condition for the nine and three months ended September 30, 2006 versus September 30, 2005; (iv) liquidity and capital resources; (v) a discussion of the Company’s risk factors; and (vi) the Company’s critical accounting policies.

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

On June 21, 2006, the Company purchased all the issued and outstanding shares of Maximo Impact, Inc. (“Maximo”), a Cleveland, Ohio based company, under certain agreements, the whole effective as of that date. Maximo specializes in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America on June 21, 2006. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

In February, 2006, the Company completed its transition from retail operations to wireless and telecom services reselling.

On October 24, 2006 the Company changed its name to TelePlus World, Corp.

Growth in the United States of America

The Company through its wholly owned subsidiary, Liberty Wireless Corp. (f/k/a Teleplus Wireless, Corp.) (“Liberty Wireless”) is offering wireless prepaid services through its Mobile Virtual Network Operator (“MVNO”) agreement with Sprint/Nextel. Liberty Wireless services are primarily, but not exclusively, catered to the “unbanked” or “prepaid” segment of the market. “Unbanked” customers are those customers who are not able to access the carriers’ offers as they don’t qualify under the carriers’ credit policies. Nonetheless, the “unbanked” segment is the fastest growing segment in the wireless and telecom industry. This segment is currently poorly serviced by the incumbents, thus creating an opportunity for Liberty Wireless to take a substantial share of the market. This market was first developed in Europe, where more than 20 MVNO’s can be found. Virgin Mobile of England and Wireless Maingate of Sweden were among the first group of MVNO’s launched in Europe.

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

•
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

Results of Operations and Financial Condition

Nine Months Ended September 30, 2006 versus September 30, 2005

Total Operating Revenues

The Company generated $19,073,134 of revenues for the nine months ended September 30, 2006 as compared to $4,281,273 for the nine months ended September 30, 2005, an increase of $14,791,861 or 346%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating revenues for the nine months ended September 30, 2005 including the recent acquisitions were $30,567,974 on a proforma basis. The Company had a decrease of 37% when comparing to this amount. The decrease from period to period is the result of the Company’s transition and removal of certain lower profitable customers. The Company’s primary business for the nine months ended September 30, 2005 was the retail business which was discontinued. The Company in July 2005, acquired Telizon, which was the primary revenue source for continuing operations in the nine months ended September 30 , 2005.

Total Operating Costs and Expenses

Total operating costs and expenses for the nine months ended September 30, 2006 were $19,169,375 as compared to $4,581,247 for the nine months ended September 30, 2005. This represented an increase of $14,588,128 or 319%. The increase was attributable to the acquisitions made by the Company since September 30, 2005. The total operating costs and expenses for the nine months ended September 30, 2005 including the recent acquisitions were $29,909,960 on a proforma basis. The Company had a decrease of 35% when comparing to this amount which is comparable to the decrease in revenues. Of these amounts, $12,102,829 (63% of revenues) and $2,792,363 (65% of revenues), respectively comprised of costs of services, which increased primarily due to the increase in sales from the acquisitions made by the Company in 2005.

The other operating costs and expenses includes payroll, professional fees and related expenses of $3,093,131, advertising and marketing expenses of $669,977, and other general and administrative expenses of $2,156,823 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the nine months ended September 30, 2005. The Company also expensed the issuance of 2,000,000 warrants at a value of $182,418 issued to an investment banking company to assist the Company in the raising of additional capital. The warrants expire in five years.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of September 30, 2006, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 2 to 20 years. Depreciation, amortization and impairment for the nine months ended September 30, 2005 was not significant.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the nine months ended September 30, 2006 was $238,959. The Company also recognized amortization on the debt discount on the convertible debentures of $1,932,545 for the nine months ended September 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $2,291,409 and $145,400 gain on conversion of the convertible debentures related to the freestanding derivatives associated with the Cornell financing. There were no corresponding comparable amounts for these items for the nine months ended September 30, 2005 due to the financing occurring December 13, 2005 and July 28, 2006.

Interest expense was $797,722 compared to $231,378 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(628,658), or $(0.01) per share on a basic and diluted basis for the nine months ended September 30, 2006 versus $(671,673), or $(0.01) per share on a basic and diluted basis for the nine months ended September 30, 2005.. The Company’s other income (expense) reflected in the nine months ended September 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2006 and 2005, respectively, There was no provision due to the carryforward of approximately $5,000,000 of net operating losses as of September 30, 2006, that the Company has reserved in valuation allowances against this deferred tax asset.

Net loss from Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2006 and 2005, of $248,608 and $1,034,368 are the result of the retail division of the Company that was disposed of in January 2006.

Three Months Ended September 30, 2006 versus September 30, 2005

Total Operating Revenues

The Company generated $5,825,914 of revenues for the three months ended September 30, 2006 as compared to $3,717,785 for the three months ended September 30, 2005, an increase of $2,108,129 or 57%. The increase is the result of the acquisitions the Company made. The Company has been successful in increasing business for its acquired Company’s since they were initially acquired. The Company anticipates further increases during the year.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended September 30, 2006 were $6,383,547 as compared to $3,636,061 for the three months ended September 30, 2005. This represented an increase of $2,747,486 or 76%. Of these amounts, $4,135,965 (71% of revenues) and $2,494,722 (69% of revenues), respectively comprised of costs of services, which increased primarily due to the increase in sales from the acquisitions made by the Company in 2005. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,053,730, advertising and marketing expenses of $154,695, and other general and administrative expenses of $719,836 which as a percentage of sales, is comparable to the operations of the Company including its recent acquisitions for the three months ended September 30, 2005.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of September 30, 2006, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill is currently being amortized over estimated lives ranging from 2 to 20 years. Depreciation, amortization and impairment for the three months ended September 30, 2005 was not significant.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the three months ended September 30, 2006 was $96,135. The Company also recognized amortization on the debt discount on the convertible debenture of $818,344 for the three months ended September 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,149,693 and $90,480 gain on conversion of the convertible debentures related to the freestanding derivatives associated with the Cornell financing.

There were no corresponding comparable amounts for these items for the three months ended September 30, 2005 due to the financing occurring December 13, 2005 and July 28, 2006.

Interest expense was $322,831 compared to $141,337 for the three months ended September 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of ($554,770), or ($0.01) per share on a basic and ($0.01) per share on a diluted basis for the three months ended September 30, 2006 versus ($63,689), or ($0.00) per share on a basic and diluted basis for the three months ended September 30, 2005. The Company’s other income (expense) reflected in the three months ended September 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2006 and 2005, respectively.

Net loss from Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2006 and 2005, of $0 and $314,010 are the result of the retail division of the Company that was disposed of in January 2006.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2006, the balance in cash and cash equivalents decreased by $841,726 compared to an increase of $268,361 for the nine-month period ended September 30, 2005 from continuing operations.

As of September 30, 2006, the Company had $3,751,165 in current assets primarily consisting of $1,583,747 in cash and cash equivalent, $1,327,447 in accounts receivable - trade, $188,550 in other accounts receivable and a refundable deposit included in prepaid expenses and other current assets of $489,451.

As of September 30, 2006, the Company had $17,909,455 in current liabilities primarily consisting of $3,577,826 in the current portion of accrued acquisition obligations, $4,384,198 in accounts payable and accrued expenses, and $8,746,878 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. The $8,746,878 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of September 30, 2006 has a working capital deficiency of $14,158,290. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Not withstanding the present working capital deficiency these financial statements have been prepared on the assumption that the Company continues to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations.

The decrease in cash for the nine months ended September 30, 2006 of $4,836,259 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $129,992, offset by the increase in accounts payable and accrued expenses of $2,590,084.

The increase in cash for the nine months ended September 30, 2005 of $5,135,187 was attributable to expenditures of cash used to acquire businesses, use of cash for capital expenditures of $23,010, offset by the decrease in accounts receivable of $315,928 and from proceeds of notes payable of $4,817,555.

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

On July 28, 2006, the Company entered into a certain Securities Purchase Agreement (“SPA”) with Cornell, pursuant to which Cornell was issued $3,000,000 in secured convertible debentures dated July 28, 2006 under the SPA. Under the SPA, the Company and Cornell entered into various agreements as described below. The convertible debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.20 or ninety percent (90%) of the lowest volume weighted price of the common stock for the thirty trading days immediately preceding such conversion date. The convertible debentures which are secured by certain pledged assets of the Company have a term of three (3) years, have piggy-back registration rights and accrue interest at a rate of ten percent (10%) per annum. In connection with the convertible debentures, the Company issued 400,000 shares of common stock as financing fees.

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

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the nine months ended September 30, 2006, we recognized a net loss of $(877,266), including a loss from discontinued operations of $(248,608), and our accumulated deficit was $(7,456,538). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of September 30, 2006, we had a working capital deficit of $14,158,290, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of September 30, 2006 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer, and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States of America, and Canada could adversely impact the Company’s revenues and results of operations in the future. If there is a material adverse change in the relationship between Canadian currencies and the United States Dollar, such change would adversely affect the result of the Company’s operations as reflected in the Company’s condensed consolidated financial statements. The Company has not hedged its exposure with respect to this currency risk as of September 30, 2006, but intends to review its exposure on a quarterly basis, and using a cost-benefit analysis, determine whether it should enter into arrangements to mitigate this risk.

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

In connection with this Form 10-QSB, we have evaluated our disclosure controls and procedures as of November 14, 2006, including the remedial actions discussed above, and we have concluded that, as of November 14, 2006 our disclosure controls and procedures are effective.

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

Item 2. Changes In Securities.

The following represents the total issuances and/or cancellations of common stock for each description for the nine months ended September 30, 2006:

The Company issued 6,855,271 shares of common stock in connection with the conversion of convertible debentures.

The Company issued 400,000 shares of common stock to Cornell in connection with the $3,000,000 convertible debenture in July, 2006.

The Company issued 20,000,000 shares of stock in conversion of the 2,000,000 shares of preferred stock in July, 2006.

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

(b)  Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed:

(1) Form 8-K filed on July 28, 2006, to describe the financing arrangement established with Cornell Capital Partners, LP (“Cornell”). Such report included the description of the transaction and all material terms including the associated risks. The Company also provided as exhibits the transaction documents signed with Cornell.

(2) Form 8-K filed on August 1, 2006, to describe three Amendments negotiated with the Keda shareholders involving a reduction of the Company’s debt owed to the Keda Shareholders following the acquisition of Keda Consulting in April 2005. Such report included the transaction documents.

(3) Form 8-K filed on August 18, 2006 which was amended on September 29, 2006, to inform their shareholders of the restatements that will be forthcoming due to certain transactions being not properly reflected in the prior filings, and to place non-reliance on those issued financial statements.

(4) Form 8-K filed on October 24, 2006, to inform their shareholders of the address of the new corporate headquarters in Miami, Florida and inform of the new corporate name of Teleplus World, Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2006.

TELEPLUS WORLD, CORP.

Date: November 14, 2006	By:	/s/ Marius Silvasan
Marius Silvasan Chief Executive Officer

Date: November 14, 2006	By:	/s/ Robert Krebs
Robert Krebs Chief Financial Officer

Date: November 14, 2006	By:	/s/ Tom Davis
Tom Davis Chief Operating Officer