Form 10KSB
period 2006-12-31
Teleplus World, Corp.
filed 2007-04-02
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 000-49628

 TELEPLUS WORLD, CORP.
(Exact Name of Registrant as Specified In Its Charter)

NEVADA	90-0045023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6101 Blue Lagoon Drive, Suite 450, Miami, Florida, 33126
(Address of Principal Executive Offices)	(Zip Code)

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

The registrants revenues for the most recent fiscal year ended December 31, 2006 was $24,670,346.

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 22, 2007, was approximately $5,049,145.

State the number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 2007:

Class	Number of Shares
Common Stock, $0.001 par value	131,636,073

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

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

On January 13, 2006, Retail, filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations are no longer a segment of the Company’s business for the year ended December 31, 2006.

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

MVNO Market Overview

Mobile Virtual Network Operators (or MVNO’s), which buy mobile services from established wireless operators and resell the service under their own brand names, were first developed in Europe, where there are currently over 20 MVNO’s including Tele2 and Mobilcom of Germany, Virgin Mobile from the UK and Wireless Maingate from Sweden. The last two companies are believed to be two of the early pioneers in this space. Other companies that have or are developing MVNO offerings in North America include AT&T, Boost, ESPN, Tracfone, Qwest and TelePlus World.

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

Item 2. Description of Business

TelePlus currently has in place one lease for its principal office in Miami, Florida and one lease for its office in Montreal, Canada. TelePlus’ principal office is located in approximately 3,031 square feet of space in Miami, Florida and its Montreal office has approximately 5,500 square feet of leased office space. The Company pays monthly rent of $5,834 and $5,676 in Montreal and Miami, respectively. Each lease has a term of 5 years.

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

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff and is vigorously defending the case. The parties are in the process of discovery.

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

Although the Company believes the case was without merit, and that BCGU’s claim’s were unfounded and that the Company had good defenses against the claims, in an effort to resolve the matter, and without any admission of liability, the Company, on January 3, 2007 agreed to a settlement totaling US$40,000. This amount is payable in four (4) equal installments of $10,000 commencing on January 31, 2007 and thereafter on February 28, 2007, March 31, 2007 and April 30, 2007. The Company has proceeded to make the timely payments.

The following claim has been instigated by the Company:

A subsidiary of the Company has instigated a claim against Wal-Mart Canada Corp. on September 23, 2004 in the Ontario Superior Court of Justice in the amount of $5,000,000 for breach of an agreement between the parties. The parties are attempting to settle the matter.

On February 1, 2007 the Company’s subsidiary, Liberty Wireless, Corp. (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement. The lawsuit was filed in the U.S. District Court for the Southern District of Florida.

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

	Bid Prices
Quarter Ended	High	Low

December 31, 2006	$0.15	$0.08
September 30, 2006	$0.20	$0.14
June 30, 2006	$0.31	$0.17
March 31, 2006	$0.41	$0.28

December 31, 2005	$0.30	$0.21
September 30, 2005	$0.48	$0.27
June 30, 2005	$0.55	$0.15
March 31, 2005	$0.48	$0.34

There were 88 holders of record of the common stock as of March 22, 2007. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock.

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

2006:

The Company issued 12,521,678 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $1,550,000.

May 12, 2006 the Company cancelled 637,500 shares issued to two third parties in connection with a variety of consulting services to be rendered in November, 2005. Shares cancelled when issued were valued at $140,250.

May 17, 2006 the Company issued 150,000 shares of common stock in connection with the acquisition of Freedom Phone Lines as additional consideration. Shares were valued at $39,000.

June 16, 2006 the Company issued 180,000 shares of common stock to directors of the Company for services. Shares were valued at $34,200.

June 16, 2006 the Company issued 280,000 shares of common stock in connection with the acquisition of Cellz which was part of the discontinued operations. Shares were valued at $316,400.

June 16, 2006 the Company issued 57,500 shares of common stock to a non-related third party for services rendered. Shares were valued at $10,925.

July 11, 2006 the Company issued 400,000 shares to Cornell as a fee in connection with the $3,000,000 debenture entered into with Cornell on July 28, 2006.

July 31, 2006 the Company issued 20,000,000 shares of stock to Visioneer Holdings in conversion of the 2,000,000 shares of preferred stock.

August 11, 2006 the Company issued 200,000 shares to Rich Stupansky in connection with the acquisition of Maximo Impact, Corp. Shares were valued at $30,000.
.
November 3, 2006 the Company issued 208,337 shares in connection to bonuses earned by employees. Shares were valued at $27,083.

November 21, 2006 the Company issued 1,633,333 shares to a non-related third party in connection to services rendered. Shares were valued at $179,666.

November 30, 2006 the Company issued 300,000 shares to a non-related third party in connection to services rendered. Shares were valued at $27,000.

November 30, 2006 the Company issued 300,000 shares to a non-related third party in connection to services rendered. Shares were valued at $27,000.

December 7, 2006 the Company issued 535,714 shares to a non-related third party in connection to services rendered. Shares were valued at $48,214.

December 7, 2006 the Company issued 10,000 shares to an employee as compensation. Shares were valued at $900.

December 7, 2006 the Company issued 60,000 shares of common stock to directors of the Company for services. Shares were valued at $5,400.

December 12, 2006 the Company issued 178,571 shares to a non-related third party in connection to services rendered. Shares were valued at $14,285.

Item 6. Management’s Discussion and Analysis

Overview

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the years ended December 31, 2006 versus December 31, 2005; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) the Company’s critical accounting policies.

Results of Operations and Financial Condition

Years Ended December 31, 2006 versus December 31, 2005

Total Operating Revenues

The Company generated $24,670,346 of revenues for the year ended December 31, 2006 as compared to $8,092,689 for the year ended December 31, 2005, an increase of $16,577,657. The increase was attributable to the acquisitions made by the Company as well as entering into higher profitability services such as wireless services.

Total Operating Costs and Expenses

Total operating costs and expenses for the year ended December 31, 2006 were $25,192,569 as compared to $8,474,694 for the year ended December 31, 2005. This represented an increase of $16,717,875 or 1,972%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. Of these amounts, $15,551,125 (63% of revenues) and $5,409,703 (64% of revenues), respectively comprised of costs of services, which increased primarily due to higher profit margins in the Company’s acquired companies than historically reflected in Teleplus’ business. The other operating costs and expenses includes payroll, professional fees and related expenses of $4,247,600 and $1,630,230, advertising and marketing expenses of $872,529 and $326,926, and other general and administrative expenses of $3,231,484 and $548,212 which as a percentage of sales, is comparable from 2006 to 2005.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of December 31, 2006 and 2005, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the years ended December 31, 2006 and 2005 was $342,108 and $170,213, respectively. The Company incurred a warrant expense of $182,419 in connection with the raising of capital in 2006. The Company also recognized amortization on the debt discount on the convertible debenture of $2,747,485 and $180,366 for the years ended December 31, 2006 and 2005 based on the Effective Interest Method calculation, and recognized a gain (loss)on the valuation of its derivative liability of $3,527,249 and ($1,309,113,) respectively.

Interest expense was $2,164,292 compared to $483,612 for the years ended December 31, 2006 and 2005, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,431,278), or $(0.03) per share on a basic and diluted basis for the year ended December 31, 2006 versus $(2,525,309), or $(0.03) per share on a basic and diluted basis for the year ended December 31, 2005. The decrease is attributable to the Company’s charges related to their Cornell Capital financing for the year ended December 31, 2006 versus 2005. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2006 and 2005, respectively, There was no provision due to the carryforward of approximately $6,000,000 of net operating losses as of December 31, 2006, that the Company has reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended December 31, 2006, the balance in cash and cash equivalents decreased by $1,145,355 compared to an increase of $2,316,291 for the year ended December 31, 2005 from continuing operations.

As of December 31, 2006, the Company had $3,164,877 in current assets primarily consisting of $1,145,393 in cash and cash equivalents, $1,238,353 in accounts receivable - trade, $222,772 in other accounts receivable and $ 435,471 in prepaid expenses and other current assets.

As of December 31, 2006, the Company had $16,946,643 in current liabilities primarily consisting of $3,040,297 in the current portion of accrued acquisition obligations, $5,160,127 in accounts payable and accrued expenses, and $7,807,739 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. The derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of December 31, 2006 has a working capital deficiency of $13,781,767. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 was utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash from continuing operations for the year ended December 31, 2006 of $1,145,355 was attributable to proceeds of debt of $2,542,577, expenditures of cash used to acquire businesses of $5,253,934, and the use of cash for capital expenditures of $144,699.

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

In connection with the SPA, the Company also issued Cornell the following warrants to purchase shares of common stock:

a) 5,000,000 at $0.11;

b) 10,000,000 at $0.13;

c) 10,000,000 at $0.15; and

d) 5,000,000 at $0.18

Risk Factors

Risks Related to the Company’s Business

Investing in the Company’s securities involves a high degree of risk. Before investing in the Company’s securities, you should consider the following discussion of risk factors, other information contained in this Annual Report on Form 10-KQSB. The Company’s future results may also be impacted by other risk factors listed from time to time in the Company’s future filings with the SEC.

We Are Currently Involved in Legal Proceedings

As more fully described in Part I -Item 3. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of its operations should there be unfavorable resolutions.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2006, we have not been profitable and have lost money on both a cash and overall basis, however, were profitable on an operational basis in 2006. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of December 31, 2006, we had a working capital deficit of $13,781,767 and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of December 31, 2006 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer, Robert Krebs, our Chief Financial Officer and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.  In light of the fact  that the company has moved its headquarters from Montreal, Quebec to Miami, Florida, all key management positions (except for COO which will remain in Barrie, Ontario) are being transferred to Miami.  The current CFO is unable to relocate to Miami.  The Company and current CFO have mutually agreed that the company would hire a CFO located in Miami and an orderly transition would occur.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Item 7.   Financial Statements.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Teleplus World, Corp.

We have audited the accompanying consolidated balance sheet of Teleplus World Corp. as of December 31, 2006, and the related consolidated statement of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus World Corp. at December 31, 2006 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared Based Payment”.

PKF
Certified Public Accountants
A Professional Corporation

New York, New York
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Teleplus Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Teleplus Enterprises, Inc. as of December 31, 2005 , and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2005 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus Enterprises, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

Toronto, Canada
March 27, 2006 except as to Notes 1, 4,	Mintz & Partners LLP
and 15 which are as of July 31, 2006	Chartered Accountants

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005
		(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,145,393	$2,604,915
Accounts receivable, net - trade	1,238,353	1,389,698
Other accounts receivable	222,772	156,029
Income taxes receivable	-	31,130
Inventory	121,255	-
Prepaid expenses and other current assets	435,471	118,016
Assets held from discontinued operations	1,633	1,075,367

Total Current Assets	3,164,877	5,375,155

Fixed assets, net of depreciation	761,379	843,635

Other Assets:
Intangible assets, net	6,721,011	7,435,564
Goodwill	9,721,975	9,358,127
Deferred financing fees, net of amortization	894,348	825,732
Deferred connection charges, net of amortization	171,662	81,295
Deferred income taxes	35,493	35,506

Total Other Assets	17,544,489	17,736,224

TOTAL ASSETS	$21,470,745	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,160,127	$1,955,797
Current portion of accrued acquisition obligations	3,040,297	5,243,758
Current portion of convertible debentures, net of discount	72,033	-
Unearned revenue	796,991	1,265,479
Derivative liability	7,807,739	9,088,287
Liabilities held from discontinued operations	69,456	1,043,344

Total Current Liabilities	16,946,643	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	3,812,858	1,626,192
Accrued acquisition obligations, net of current portion	2,302,703	6,213,720

Total Long-term Liabilities	6,115,561	7,839,912

Total Liabilities	23,062,204	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 0 and 2,000,000 shares issued and outstanding	-	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 122,782,419 and 86,404,786 shares issued and outstanding	122,782	86,404
Additional paid-in capital	7,487,827	4,097,891
Accumulated deficit	(9,278,046)	(6,579,272)
Accumulated other comprehensive income (loss)	75,978	(88,586)

Total Shareholders' Equity (Deficit)	(1,591,459)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$21,470,745	$23,955,014

The accompanying notes are an integral parts of the consolidated financial statements.

TELEPLUS WORLD CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005
CONTINUING OPERATIONS:		(Restated)
OPERATING REVENUES
Revenues	$24,670,346	$8,092,689

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	15,551,125	5,409,703
Payroll, professional fees and related expenses	4,247,600	1,630,230
Advertising and marketing expenses	872,529	326,926
Office rent and expenses	299,545	107,206
Other general and administrative expenses	3,231,484	548,212
Depreciation and amortization	990,286	452,417

Total Operating Expenses	25,192,569	8,474,694

OPERATING INCOME (LOSS)	(522,223)	(382,005)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(342,108)	(170,213)
Warrant Expense	(182,419)	-
Amortization of debt discount	(2,747,485)	(180,366)
Interest expense	(2,164,292)	(483,612)
Gain (loss) on derivative liability	3,527,249	(1,309,113)
Total Other Income (Expense)	(1,909,055)	(2,143,304)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(2,431,278)	(2,525,309)
Provision for Income Taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,431,278)	(2,525,309)
Net loss from discontinued operations	(267,496)	(2,294,833)

NET INCOME (LOSS)	$(2,698,774)	$(4,820,142)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	$(0.00)	$(0.03)
	$(0.03)	$(0.06)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	$(0.00)	$(0.03)
	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	98,452,457	78,871,864

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	296,848,568	162,648,969

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,698,774)	$(4,820,142)
Other comprehensive income (loss)
Currency translation adjustments	164,564	(89,014)
Comprehensive income (loss)	$(2,534,210)	$(4,909,156)

The accompanying notes are an integral parts of the consolidated financial statements.

TELEPLUS WORLD CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2005	-	-	68,917,904	$68,917	$2,127,421	$(1,759,130)	$428	$437,636

Shares issued in connection with acquisitions of
Telizon and Freedom Phone Lines	-	-	2,045,209	2,045	638,511	-	-	640,556

Shares issued in conversion of convertible debentures, net	-	-	4,966,808	4,967	450,384	-	-	455,351

Shares issued in connection with raising of capital, net	-	-	9,750,865	9,751	695,039	-	-	704,790

Shares issued to directors	-	-	250,000	250	74,250	-	-	74,500

Shares issued in settlement of a lawsuit	-	-	50,000	50	10,950	-	-	11,000

Shares issued for employee compensation	-	-	424,000	424	101,336	-	-	101,760

Shares issued for services rendered	2,000,000	2,000	-	-	-	-	-	2,000

Net loss for the year ended December 31, 2005,
as restated	-	-	-	-	-	(4,820,142)	(89,014)	(4,909,156)

Balance December 31, 2005	2,000,000	2,000	86,404,786	86,404	4,097,891	(6,579,272)	(88,586)	(2,481,563)

Shares issued in connection with acquisitions of
Cellz, Freedom Phone Lines and Maximo Impact			630,000	630	384,770			385,400

Shares issued in conversion of convertible debentures, net			12,521,678	12,522	2,180,080			2,192,602

Shares issued in connection with raising of capital, net			400,000	400	20,180			20,580

Shares cancelled in connection with raising of capital for 2005			(637,500)	-638	638			-

Shares issued to directors			240,000	240	39,360			39,600

Shares issued in exchange for Class A Preferred Shares	-2,000,000	(2,000)	20,000,000	20,000	(18,000)			-

Shares issued for employee compensation			218,337	218	27,765			27,983

Vesting of employee stock options					108,215			108,215

Shares and warrants issued for services rendered			3,005,118	3,005	646,928			649,933

Net loss for the year ended December 31, 2006,						(2,698,774)	164,564	(2,534,209)

Balance December 31, 2006	-	-	122,782,419	122,782	7,487,827	(9,278,046)	75,978	(1,591,459)

The accompanying notes are an integral parts of the consolidated financial statements.

TELEPLUS WORLD CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005
		( Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(2,431,278)	$(2,525,309)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	247,176	124,173
Accretion of interest expense	1,061,214	-
Amortization of intangible assets	743,110	328,244
Issuance of common shares for compensation	188,808	158,517
Employee compensation for stock options	108,215	-
Amortization of deferred finance fees	342,108	170,213
Warrants issued to raise capital	182,419	-
Amortization of convertible debt discount	2,747,485	180,366
Loss ( Gain ) on derivative liability	(3,527,249)	1,309,113

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	152,091	(251,367)
(Increase) decrease in other accounts receivable	(66,744)	45,298
( Increase) decrease in income tax receivable	33,467	(10,791)
(Increase) decrease in inventory	(121,255)	8,390
(Increase) decrease in prepaid expenses and other current assets	(317,456)	100,921
Increase in accounts payable and accrued expenses	3,024,584	139,055
Increase ( decrease) in unearned revenue	(449,010)	160,229
Total adjustments	4,348,963	2,462,361

Net cash provided by (used in) operating activities	1,917,685	(62,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(5,253,934)	(6,516,878)
Cash acquired from acquisitions	-	1,517,822
Acquisitions of fixed assets	(144,699)	(126,485)
(Increase) in deferred connection charges	(133,611)	(71,489)

Net cash (used in) investing activities	(5,532,244)	(5,197,030)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from Convertible Debentures ( Net)	2,542,577	-
Proceeds from promissory notes	-	8,149,731
Payments of finance fees	(43,420)	(535,000)

Net cash provided by financing activities	2,499,157	7,614,731

Effect of foreign currency	(29,953)	(38,462)

NET INCREASE ( DECREASE ) IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(1,145,355)	2,316,291

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(314,167)	(12,920)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,145,393	$2,604,915

CASH PAID DURING THE PERIOD FOR:
Interest expense	$11,406	$26,786

The accompanying notes are an integral parts of the consolidated financial statements.

TELEPLUS WORLD CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	IN US$
	2006	2005

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of convertible debentures into 12,521,678 (2006) and 4,966,808 (2005) shares of common stock	$1,550,000	$800,000
Issued 400,000 shares of common stock to Cornell Capital Partners in connection with a $ 3,000,000 convertible debt issued July 2006	$64,000	$-
Issued 240,000 (2006) and 250,000 (2005) shares of common stock to directors of Company for services rendered.	$39,600	$74,500
Issued 218,337 (2006) and 424,000 (2005) shares of common stock for employee compensation	$27,983	$101,760
Reduction of Goodwill and accrued acquistion obligations	$844,075	$-
Issued 3,005,118 shares of common stock and 4,100,000 warrants to non - related third parties for services rendered	$649,933	$-
Issued 630,000 (2006) and 2,045,209 (2005) shares of common stock in connection with company acquisitions	$385,400	$640,556
Issued 20,0000,000 shares of common stock in exchange for 2,000,000 Class A preferred shares	$20,000	$-
Cancelled 637,500 shares of common stock in connection with the raising of capital in 2005	$-	$-
Issued 9,750,865 shares of common stock in connection with the raising of capital in 2005	$-	$2,284,791
Issued 50,000 shares of common stock for a settlement of a lawsuit	$-	$11,000
Issued 2,000,000 of Preferred A Shares for services rendered	$-	$2,000

The accompanying notes are an integral parts of the consolidated financial statements.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

For accounting purposes, the transaction was treated as an acquisition of Herbalorganics.com, Inc. and a recapitalization of 3577996 with accounting treatment similar to that used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The Company acquired $11,327 in cash and assumed $700 in liabilities as a result of the transaction. Additionally, the Company changed its name to TelePlus Enterprises, Inc.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As discussed in Note 4, the Company acquired Keda Consulting Corp., a North American telecommunications industry management consulting service company on April 1, 2005; 1523813 Ontario Limited (Freedom Phone Lines), a Bell Canada reseller of landline and long distance services on April 15, 2005; Avenue Reconnect, Inc. a reseller of landline and long distance services on June 1, 2005; Telizon, Inc. and 1500536 Ontario, Inc. (One Bill, Inc.), a reseller of landline and long distance service and Internet service provider on July 15, 2005; certain assets of Star Number, Inc., a wholly-owned subsidiary of InPhonic, Inc. related to its Liberty Wireless business on December 29, 2005, effective December 31, 2005; and Maximo Impact, Inc., (“Maximo”) a Cleveland, Ohio based company specializing in marketing and distribution as a Mobile Virtual Network Operator (“MVNO”) in the United States of America on June 21, 2006. As part of this transaction, Maximo launched its own wireless brand called MX Mobile which caters to mass merchandisers, general retailers and c-channel retailers calling on convenience stores and gas stations.

On January 13, 2006, Retail, filed in Canada a Notice of Intention to Make a Proposal Under the Bankruptcy and Insolvency Act (Canada) (the “Act”). This was done to divest the Company of its retail division. As a result, Retail was deemed to have made an assignment of its assets to its creditors under the Act and discontinued its operations as of February 12, 2006. The retail operations are no longer a segment of the Company’s business for the year ended December 31, 2006 (see Note 11).

On October 24, 2006, the Company changed its corporate name to Teleplus World, Corp.

As shown in the accompanying financial statements the Company has a working capital deficiency from operations of $13,781,767 as of December 31, 2006 due to accrued acquisition obligations of $3,040,297 that have been classified as current liabilities, as well as $7,807,739 in derivative liability associated with the convertible debenture issued in December 2005 and July 2006. The Company, in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 15, to the consolidated financial statements, the Company restated its 2005 consolidated financial statements to account for the following transactions:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to goodwill, intangible assets, stock-based compensation, derivative liabilities, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail division that has been abandoned. The Company has also written down the assets relating to the retail division to their respective fair values. (See Note 11).

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,760,631	$258,606	$3,502,025
Customer Lists	$4,000,892	$781,906	$3,218,986

Amortization Expense:

For the year ended December 31, 2006		$743,110
For the year ended December 31, 2005		328,244

Estimated Amortization Expense:

For the year ended December 31, 2007		$743,110
For the year ended December 31, 2008		693,110
For the year ended December 31, 2009		693,110
For the year ended December 31, 2010		693,110
For the year ended December 31, 2011 through 2025		3,898,571

Total		$6,721,011

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2005	$1,116,243

Increases in goodwill on acquisitions made	9,363,197
Impairment of goodwill	(1,121,313)

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	363,848
Impairment of goodwill	-

Balance - December 31, 2006	$9,721,975

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of December 31, 2006 and 2005, the allowance for doubtful accounts is $38,980 and $59,129 respectively.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s reporting currency is that of the US dollar while its functional currency is that of the Canadian dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). The Company recognized a gain (loss) of $164,564 and ($89,014) for the years ended December 31, 2006 and 2005.

Reclassifications and Restatement

Certain amounts reported for the year ended December 31, 2005 have been reclassified to conform with the presentation for the year ended December 31, 2006. The reclassifications had no effect on net loss for the year ended December 31, 2005. In addition, the Company has restated certain amounts in its consolidated balance sheet and consolidated statements of operations, comprehensive income (loss) and cash flow to correct previously reported amounts. See Note 1 for the effect of these changes.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss).

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of December 31, 2006, the deferred connection charges are $171,662. Amortization of the deferred connection charges for the years ended December 31, 2006 and 2005 are $44,426 and $14,546, respectively.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of December 31, 2006, the deferred financing fees are $894,348 Amortization of the deferred finance fees for the years ended December 31, 2006 and 2005 are $342,108 and $170,213, respectively.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the convertible debentures, fair value approximates the face value of the remaining principle amount of the debentures.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 189,803,119 shares of the Company’s common stock as of December 31, 2006 and are carried at fair value of $7,807,739.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the consolidated statements of operations for the years ended December 31, 2006 and 2005.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005

Net loss	$(2,698,774)	$(4,820,142)

Weighted-average common shares
Outstanding (Basic)	98,452,457	78,871,864

Weighted-average common stock
Equivalents
Convertible debentures	118,611,111	38,842,105
Stock options	10,685,000	11,935,000
Warrants	69,100,000	33,000,000

Weighted-average common shares
Outstanding (Diluted)	296,848,568	162,648,969

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

December 31,
2005
Net income (loss):
As reported	($4,820,142)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163,000)
Pro forma	($4,983,142)
Net income (loss) per share:
As reported:
Basic	$ (0.06)
Diluted	($0.06)
Pro forma:
Basic	($0.06)
Diluted	($0.06)

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s consolidated financial statements.

 In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

Fixed assets as of December 31, 2006 and 2005 were as follows:

	Estimated
	Useful Lives (Years)	December 31, 2006	December 31, 2005

Equipment	5	$183,113	$183,174
Furniture and fixtures	7	136,001	92,504
Business software	3-10	838,550	809,664
Computer hardware	5	345,744	299,687
Leasehold improvements	5	25,646	25,653

		1,529,054	1,410,682
Less: accumulated depreciation		767,675	567,047
Fixed assets, net		$761,379	$843,635

There was $202,749 and $124,173 charged to operations for depreciation expense during the years ended December 31, 2006 and 2005 respectively.

NOTE 4- ACQUISITIONS

1523813 Ontario Limited (Freedom Phone Lines)

In April 2005, the Company purchased 100% of the issued and outstanding shares of this Ontario based company. The total purchase price was $910,910. The allocation of the purchase price is presented in the chart below. Goodwill of $731,262 represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The other intangible assets representing the trade name acquired was determined to have a fair value of $162,950 and was based on a valuation.

The results of operations of 1523813 Ontario Limited have been included in the Company’s consolidated statements of operations since the completion of the acquisition in April 2005.

Avenue Reconnect, Inc.

In June 2005, the Company purchased 100% of the issued and outstanding shares of this Ontario based company. The total purchase price was $641,285. The allocation of the purchase price is presented in the chart below. Goodwill of $530,933 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired .The other intangible assets representing the trade name acquired was determined to have a fair value of $85,765 and was based on a valuation.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- ACQUISTIONS (CONTINUED)

Avenue Reconnect, Inc. (Continued)

The results of operations of Avenue Reconnect, Inc. have been included in the Company’s consolidated statements of operations since the completion of the acquisition in June 2005.

Telizon Inc. and 15000536 Ontario Inc. (One Bill, Inc.)

In July 2005, the Company purchased 100% of the issued and outstanding shares of these two Ontario based companies. The total purchase price was $9,391,322. The allocation of the purchase price is presented in the chart below. Goodwill of $1,933,834 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $6,414,820 comprised of the trade name and customer lists acquired were determined to have fair values of $2,512,590 and $3,902,230 respectively. The computer software acquired with an estimated useful life of 10 years was determined to have a fair value of $630,630. Both the intangible assets and computer software fair values were determined based on a valuation.

The results of operations of Telizon, Inc. and 15000536 Ontario, Inc. have been included in the Company’s consolidated statements of operations since the completion of the acquisition in July 2005.

In connection with the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions, as of July 28, 2006 the Company has agreed to additional consideration balance of $3,214,000 payable on an earn out basis based upon the achievements of specific operating benchmarks during the 48 month period following the acquisitions.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- ACQUISTIONS (CONTINUED)

Liberty Wireless, a division of Star Number, Inc.

On December 29, 2005, the Company acquired certain assets of Liberty Wireless, a division of Star Number, Inc. The total purchase price of these assets was $1,943,571. The allocation of the purchase price is presented in the chart below. Goodwill of $843,571 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The other intangible assets of $1,100,000 comprised of the trade name and customer lists acquired were determined to have fair values of $1,000,000 and $100,000 respectively.

The results of operations of Liberty Wireless have been included in the Company’s consolidated statements of operations since the completion of the acquisition in January 2006.

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

On July 28, 2006, the Company and the former shareholders of Keda negotiated an agreed purchase price and payment terms. The terms call for 60 equal monthly payments of $60,000 (CDN $) for a total note of $3,600,000 (CDN $) which is converted to $3,214,000 (US $). Goodwill and the accrued acquisition obligations were adjusted at that time.

Maximo Impact, Inc.

On June 21, 2006, the Company acquired Maximo Impact, Inc. The total purchase price of these assets were $30,000. Goodwill of $30,000 represents the excess of the purchase price over the carrying value of the net tangible assets acquired. The purchase price to be paid is up to a maximum of $1,000,000 to be earned on an earn out basis.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- ACQUISTIONS (CONTINUED)

	Freedom
	Phone	Avenue	Telizon and	Liberty	Maximo
	Lines	Reconnect	One Bill	Wireless	Impact

Cash	$185,194	$7,784	$617,844	$707,000	$-
Accounts receivables	74,497	13,546	1,262,285	-	-
Prepaid and other current
assets	-	15,936	41,285	-	-
Fixed assets	21,640	18,868	739,428	-	-
Other intangible assets	162,950	85,765	6,414,820	1,100,000	-
Goodwill	731,262	530,933	1,933,834	843,571	30,000
Deferred taxes	-	-	33,796	-	-
Accounts payable and
accrued expenses	(220,030)	(31,547)	(1,298,243)	-	-
Unearned revenue	(45,503)	-	(353,727)	(707,000)	-

Net assets acquired
at fair value	$910,010	$641,285	$9,391,322	$1,943,571	$30,000

Total Consideration:

Cash (a) (b)	$582,010	$641,285	$9,391,322	$1,943,571	$30,000
Common stock (c)	328,000	-	-	-	-

	$910,010	$641,285	$9,391,322	$1,943,571	$30,000

(a)	In the One Bill, Inc. acquisition, $4,723,000 of the cash is payable after March 2006

(b)	In the Liberty Wireless acquisition, $500,000 of the cash is payable within one year

(c)	Represents 964,706 shares of the Company's common stock

See Note 14, for the unaudited consolidated statements of operations assuming the acquisitions occurred January 1, 2005.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $5,343,000 in accrued acquisition obligations as of December 31, 2006. Included in this amount is $2,945,292 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the years ended December 31, 2006 and 2005, the Company paid out $5,253,934 and $6,516,878, respectively of accrued acquisition obligations.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

On July 28, 2006, the Company entered into a certain SPA with Cornell Capital Partners, LP (“Cornell”) pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures dated as of July 28, 2006. The debentures were fully funded on July 28, 2006, are convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the lesser of (a) $0.20 or (b) 90% of the lowest volume weighted average price of common stock for thirty trading days immediately preceding the conversion date. Beginning on August 1, 2007, and continuing on the first trading day of each calendar month thereafter, the Company shall make mandatory redemptions (“Mandatory Redemption”) consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under the debentures have been paid in full. These payments will be made in cash. The Company has the option to redeem a portion or all of the amounts outstanding under the debentures prior to the maturity date of the debentures. The debentures have a term of three years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The debentures are secured by certain pledged assets of the Company. The parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Cornell, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, and applicable state securities laws.

In connection with the SPA, the Company also issued Cornell the following warrants to purchase shares of common stock:

a)	5,000,000 at $0.11;

b)	10,000,000 at $0.13;

c)	10,000,000 at $0.15; and

d)	5,000,000 at $0.18

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of December 31, 2006 and 2005, the Company has $10,675,000 and $9,225,000, respectively outstanding in convertible debentures.

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

Investor Registration Rights Agreement. On December 13, 2005 the Company entered into an investor registration rights agreement with Cornell. Under the terms of the registration rights agreement the Company was obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell upon conversion of at least 235,000,000 shares of common stock under the $9,225,000 convertible debenture, 1,250,000 shares of common stock issued under the SEDA and 33,000,000 shares of common stock issued upon the exercise of the warrant shares to be issued under the warrant to Cornell. The Company filed with the SEC all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Amended and Restated Subsidiary Security Agreement. The Company entered into an amended and restated subsidiary security agreement dated December 13, 2005. The material terms of the amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell.

The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on a valuation of $5,087,378 as of December 13, 2005, and $1,672,075 as of July 28, 2006 and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain (loss) of $3,527,249 and ($1,309,113), respectively recognized for the years ended December 31, 2006 and 2005.

The fixed freestanding warrants issued in connection with the $9,225,000 and $3,000,000 convertible debentures has been valued at $2,691,796 and $1,327,925 using relative fair values as stipulated in APB 14 based on a Black-Scholes pricing model, respectively. The Black-Scholes pricing model utilized the following assumptions: expected life of 3 years; risk free interest rate of 3.5%; and expected volatility of 75% under the various exercise prices.

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174 and $3,000,000, for the $9,225,000 and $3,000,000 convertible debentures, respectively, and is being amortized to par using the effective interest method. The amortization for the years ended December 31, 2006 and 2005 amounted to $2,747,485 and $180,366, respectively.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

The derivative liability at December 31, 2006 is comprised of the following:

i) The embedded derivative associated with the $9,225,000 convertible debenture at fair value of $4,232,594; ii) the embedded derivative associated with the $3,000,000 convertible debenture at fair value of $1,792,075; iii) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $709,977; and iv) 30,000,000 warrants issued in conjunction with the $3,000,000 convertible debenture at fair value of $1,073,093.

Interest expense on the convertible debentures was $2,164,292 and $141,455 for the years ended December 31, 2006 and 2005 and interest on the promissory notes for the year ended December 31, 2005 was $331,809. Accrued interest at December 31, 2006 is $1,214,026.

The summary of convertible debentures is as follows at December 31, 2006:

$9,225,000 Convertible Debenture, net of discount of
$5,772,306 at 10% interest per annum due December 2008	$3,452,694

$3,000,000 Convertible Debenture, net of discount of
$2,567,803 at 10% interest per annum due July 2009	432,197

3,884,891

Less: Current maturities	(72,033)

Long-term portion	$3,812,858

Maturities over the next three years is as follows:

December 31,

2007	-
2008	7,675,000
2009	3,000,000

$10,675,000

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them. The Company has issued 2,000,000 of these shares and as of December 31, 2005 the 2,000,000 shares were issued and outstanding. These shares were issued to an entity owned by a majority shareholder for services rendered during the year ended December 31, 2005.

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into 20,000,000 shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract. As a result of the conversion, there are no preferred shares issued and outstanding as of December 31, 2006.

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of December 31, 2006, the Company has 122,782,419 shares of common stock issued and outstanding. On December 19, 2005, the Company increased the authorized stock from 150,000,000 to 600,000,000 shares.

During the year ended December 31, 2006 the Company issued the following shares:

The Company issued 12,521,678 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $1,550,000.

May 12, 2006 the Company cancelled 637,500 shares issued to two third parties in connection with a variety of consulting services to be rendered in November, 2005.

May 17, 2006 the Company issued 150,000 shares of common stock in connection with the acquisition of Freedom Phone Lines as additional consideration. Shares were valued at $39,000.

June 16, 2006 the Company issued 180,000 shares of common stock to directors of the Company for services. Shares were valued at $34,200.

June 16, 2006 the Company issued 280,000 shares of common stock in connection with the acquisition of Cellz which was part of the discontinued operations. Shares were valued at $316,400.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

June 16, 2006 the Company issued 57,500 shares of common stock to a non-related third party for services rendered. Shares were valued at $10,925.

July 11, 2006 the Company issued 400,000 shares to Cornell as a fee in connection with the $3,000,000 debenture entered into with Cornell on July 28, 2006.

July 31, 2006 the Company issued 20,000,000 shares of stock to Visioneer Holdings in conversion of the 2,000,000 shares of preferred stock.

August 11, 2006 the Company issued 200,000 shares to Rich Stupansky in connection with the acquisition of Maximo Impact, Corp. Shares were valued at $30,000.
.
November 3, 2006 the Company issued 208,337 shares in connection to bonuses earned by employees. Shares were valued at $27,083.

November 21, 2006 the Company issued 1,633,333 shares to a non-related third party in connection to services rendered. Shares were valued at $179,666.

November 30, 2006 the Company issued 300,000 shares to a non-related third party in connection to services rendered. Shares were valued at $27,000.

November 30, 2006 the Company issued 300,000 shares to a non-related third party in connection to services rendered. Shares were valued at $27,000.

December 7, 2006 the Company issued 535,714 shares to a non-related third party in connection to services rendered. Shares were valued at $48,214.

December 7, 2006 the Company issued 10,000 shares to an employee as compensation. Shares were valued at $900.

December 7, 2006 the Company issued 60,000 shares of common stock to directors of the Company for services. Shares were valued at $5,400.

December 12, 2006 the Company issued 178,571 shares to a non-related third party in connection to services rendered. Shares were valued at $14,285.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

As of December 31, 2006, the Company has 12,685,000 stock options issued to employees granted and outstanding. Of these options, 2,250,000 were granted in 2006, 3,500,000 were forfeited in 2006, 4,517,500 were granted in 2005, 217,500 were forfeited in 2005 .

Balance, January 1, 2005	7,635,000

Granted	4,517,500
Exercised	-
Forfeited	(217,500)

Balance, December 31, 2005	11,935,000

Balance, Janaury 1, 2006	11,935,000

Granted	2,250,000
Exercised	-
Forfeited	(3,500,000)

Balance, December 31, 2006	10,685,000

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:
	December 31,	December 31,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of December 31, 2006 are summarized as follows:
	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,640,000	$0.36	Nov-04	Dec-07	Dec-04
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
150,000	$0.38	Nov-04	Dec-08	Dec-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
200,000	$0.40	Nov-04	Jun-10	Jun-07
820,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
75,000	$0.22	Jun-05	Jun-09	Jun-06
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
100,000	$0.23	Jun-05	Dec-10	Dec-07
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
62,500	$0.20	Jul-06	Jan-10	Jan-07
62,500	$0.21	Jul-06	Jul-10	Jul-07
62,500	$0.22	Jul-06	Jan-11	Jan-08
62,500	$0.23	Jul-06	Jul-11	Jul-08
10,685,000	$0.32

Stock options exerciseable - weighted average price	$0.32

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

 The number of stock options that are exercisable as at December 31, 2006 is 9,835.000.

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. The Company also granted 30,000,000 warrants to Cornell in connection with the SPA entered into July 28, 2006. These warrants expire July 28, 2009. In addition, the Company issued 2,000,000 warrants for the purpose of trying to raise capital for the Company and 4,100,000 to a consultant of the Company for services rendered. The following is a breakdown of the warrants:

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 8- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

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

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff and is vigorously defending the case. The parties are in the process of discovery.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 8- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

Although the Company believes the case was without merit, and that BCGU’s claim’s were unfounded and that the Company had good defenses against the claims, in an effort to resolve the matter, and without any admission of liability, the Company, on January 3, 2007 agreed to a settlement totaling US$40,000. This amount is payable in four (4) equal installments of $10,000 commencing on January 31, 2007 and thereafter on February 28, 2007, March 31, 2007 and April 30, 2007. The Company has proceeded to make the timely payments.

The following claim has been instigated by the Company:

A subsidiary of the Company has instigated a claim against Wal-Mart Canada Corp. on September 23, 2004 in the Ontario Superior Court of Justice in the amount of $5,000,000 for breach of an agreement between the parties. The parties are attempting to settle the matter.

On February 1, 2007 the Company’s subsidiary, Liberty Wireless, Corp. (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement. The lawsuit was filed in the U.S. District Court for the Southern District of Florida.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through March 31, 2011 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of December 31, 2006 are:

2007	$267,040
2008	152,221
2009	148,304
2010	76,314
2011	19,027
$662,906

Rent expense for the years ended December 31, 2006 and 2005 was $298,701 and $107,206, respectively.

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- RELATED PARTY TRANSACTIONS

In 2005, the Company issued 2,000,000 shares of Class A Preferred Stock for services rendered to a company owned by a majority shareholder.

The Company paid management fees for the years ended December 31, 2006 and 2005 to a company owned by a majority shareholder in the amount of $237,642 and $174,409, respectively.

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

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$2,370,000
Amortization of goodwill	(570,000)
Valuation allowance	(1,800,000)

$-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $6,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized as follows:

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

The following represents the comparative operating results of this division for the years ended December 31, 2006 and 2005 that is reflected as discontinued operations.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	2006	2005

Net revenues	$290,143	$11,043,352

Cost of revenues	13,667	8,234,701
General, administrative and selling expenses	516,928	4,326,341
Depreciation	-	347,401
Interest expense	-	17,509
Write down of assets and liabilities	27,044	(709,080)
Write down of Goodwill	-	1,121,313

	557,639	13,338,185

Loss before income taxes	(267,496)	(2,294,833)

Provision for income taxes	-	-

Net loss on discontinued operations	$(267,496)	$(2,294,833)

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

The cash flow from Discontinued Operations consists of the following:

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	2006	2005

Net (loss) from discontinued operations	$(267,496)	$(2,294,833)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Depreciation and amortization	-	347,401
Writedown of Goodwill	-	1,121,313
Writedown of assets and liabilities	27,044	(709,080)

Net Change in assets and liabilities	(73,715)	1,571,434

Net Cash provided by (used in) operating activities	(314,167)	36,235

Cash flows from investing activities
Acquisition of fixed assets	-	(49,155)

Cash provided by (used in) Discontinued Operations	$(314,167)	$(12,920)

Summary of Net Assets Remaining - Retail Division

	2006	2005

Assets

Cash	$1,633	$279,659
Accounts Receivable	-	596,758
Inventory	-	195,882
Prepaid Expenses	-	3,068
	$1,633	$1,075,367

Liabilities

Accrued expenses	$69,456	$851,897
Accounts payable	-	191,447
	69,456	1,043,344

Net Assets ( Liabilities ) Remaining	$(67,823)	$32,023

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Operating segment data for the year ended December 31, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$8,766,297	$15,904,049	$24,670,346
Cost of revenues	-	4,616,210	10,934,915	15,551,125
Gross profit (loss)	-	4,150,087	4,969,134	9,119,221
Operating expenses	2,421,665	3,428,185	2,983,727	8,833,577
Depreciation and amortization	15,190	133,273	841,823	990,286
Other income (expense)	(1,724,674)		(1,962)	(1,726,636)
Net income (loss)	(4,161,529)	588,629	1,141,622	(2,431,278)
Segment assets	6,263,628	3,185,714	12,019,770	21,469,112
Fixed Assets, net of depreciation	47,689	93,274	620,416	761,379

The Company only had one operating segment for the year ended December 31, 2005.

NOTE 13- SUBSEQUENT EVENTS

In 2007 the Company has issued 8,393,988 shares of Common stock to Cornell Capital Partners in connection with the conversion of convertible debentures in the amount $500,000.

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 14- UNAUDITED OPERATIONS - 2005

The following table reflects the unaudited proforma condensed consolidated statements of operations for the Company, assuming that all of the acquisitions in 2005 occurred as of January 1, 2005: ( See note 4 )

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

TELEPLUS WORLD, CORP.
(FORMERLY TELEPLUS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 14- UNAUDITED OPERATIONS - 2005 (CONTINUED)

The unaudited pro forma results of operations for the year ended December 31, 2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 15- RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the consolidated financial statements, the Company has restated its’ consolidated financial statements for the year ended December 31, 2005 to account for the following transactions:

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

The net effect of these adjustments were as follows:

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 5, 2007, the client-auditor relationship between Mintz & Partners, LLP (the "Former Accountant") ceased as the Former Accountant was dismissed by decision of the Audit Committee of the Board of Directors of the Company. The Former Accountant’s report dated March 27, 2006 (except as to Notes 1, 4, 13 and 15 which were as of July 31, 2006 and Note 16 which was on October 24, 2006) on the Company's amended consolidated balance sheet of Teleplus World, Corp. (f/k/a Teleplus Enterprises, Inc.) as of December 31, 2005, and the related amended consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements, and in the subsequent interim period, the only issue raised by the Former Accountant was that at the end of the quarter ended September 30, 2006, the Former Accountant advised the Company of what it believed was an accounting error, that while significant in accounting terms, was not material at the time with regards to the Company’s financial result and could, if not corrected, have an estimated negative impact on shareholder’s equity of a maximum amount of $135,000 and cause the Former Accountant to have a disagreement at year end - which if unresolved, could have been mentioned in the Former Accountant’s report. Said error relates to the accounting treatment of conversion of convertible debentures and was discussed with the Company’s Audit Committee.

Other than this issue, there were no other disagreements with the Former Accountant on any other matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures which, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountants to make reference to such matters in their report. The Company Former Accountant has furnished a letter addressed to the Securities and Exchange Commission stating whether that they agreed with the above statements.

PKF, Certified Public Accountants, a Professional Corporation. (“PKF”) was engaged on January 8, 2007 as the Company's principal accountant to audit the consolidated financial statements of the Company for the year ended December 31, 2006. The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors.

During the years ended December 31, 2005 and 2004 and subsequent to September 30, 2006 through the date hereof, neither the Company nor anyone on its behalf consulted with PKF regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has PKF provided to the Company a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with the Company's Former Accountant.

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

In connection with this Form 10-KSB, we have evaluated our disclosure controls and procedures as of December 31,2006 and we have concluded that, as of December 31 2006, our disclosure controls and procedures are effective.

On March 8, 2007, the Company received an SEC comment letter concerning an 8-K filed regarding the change of auditors. The Company informed in its January 9, 2007 8-K that in connection with the audit of the Company's 2005 financial statements, and in the subsequent interim period, the only issue raised by the Former Accountant (Mintz & Partners LLP) was that at the end of the quarter ended September 30, 2006, the Former Accountant advised the Company of what it believed was an accounting error, that while significant in accounting terms, was not material at the time with regards to the Company’s financial result and could, if not corrected, have an estimated negative impact on shareholder’s equity of a maximum amount of $135,000 and have caused the Former Accountant to have a disagreement at year end - which if unresolved, could have been mentioned in the Former Accountant’s report. Said error relates to the accounting treatment of conversion of convertible debentures and was discussed with the Company’s Audit Committee.

Subsequent to this disclosure, during the 2006 audit of the Company’s Financial Statements, the new accountants have recommended a change in accounting for the accounting upon the conversion of debt calculation. The adjustments have been made in the year end results for year ending December 31, 2006 and has no impact on the prior year ended December 31, 2005. However, the Company intends to review the impact on prior 2006 reporting quarters. Based on said review, the Company will determine if amended filings will be necessary for prior reporting quarters.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(A) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Pursuant to the Company’s bylaws, Nick Shamy, was appointed as directors by a majority of the Board of Directors to fill vacancies that existed on the Board of Directors at the time of their appointment. The Board of Directors has no nominating compensation committees. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Marius Silvasan	33	Chief Executive Officer	October 2003 to present
		and Director

Robert B. Krebs	50	Chief Financial Officer	February 2004 to present
		and Director

Thomas Davis	57	Chief Operating Officer	November 2005 to present
		and Director

Michael Karpheden	44	Director	March 2004 to present

Hakan Wretsell	45	Director	March 2004 to present

Gordon Chow	50	Director	August 2005 to present

Nicholas Shamy	55	Director	November 2006 to present

Marius Silvasan, MBA has served as CEO and a Director since October 2003. Prior to joining the Company, Mr. Silvasan held the position of President and Chief Executive Officer for Visioneer Calling Card Inc. and Alliance TeleCard Corp. from 1995 to June 1999. Prior to Visioneer and Alliance, Mr. Silvasan held the position of National Sales Manager for The Home Phone Club from 1990 to 1995. Graduate of the HEC University in Montreal, Mr. Silvasan holds a B.A.C. in business administration and an MBA (2003).

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

Nicholas Shamy, a founding partner and shareholder of the Company, has throughout his career worked as a Business Development and Management Consultant for presidents and CEOs of small- and mid-size businesses across North America. His focus is on enhancing short-term performance while preparing for long-term sustainable growth. He also specializes in implementing comprehensive incentive programs, aligned with corporate objectives, aimed at attracting, retaining, and rewarding best-in-class employees, managers and executives. Mr. Shamy also served as president and owner of M.S. Shamy Inc., a distribution company. Mr. Shamy is a graduate of Concordia University, Montreal, Quebec, and holds a B.Sc. degree.

Director Compensation

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board. The Company compensates its board members $3,000 per director’s meeting and 30,000 shares of the Company’s common stock for every year served as a director. In the event that a board member provides additional consultation and advisory services to management either before or after a board meeting, the Company will pay such board member at a rate of $1,000 per week for the services provided. From time to time, the Company’s management, in its sole discretion, may assign special projects to a board member. The Company will pay a maximum of 200,000 shares of its common stock per year for special projects. The Company and director may agree on an alternate remuneration for completion of special projects.

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

Compensation Committee

Mr. Chow and Mr. Shamy serve on the Company’s Compensation Committee with oversight of the employee stock option plan. The Compensation Committee reports to the Board of Directors regarding officer and director compensation arrangements, employee stock option plans, policies and programs of the Company and administer the Company’s equity-based compensation plans for all employees.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2006 and 2005.

Code of Ethics

The Board of Directors adopted a Code of Ethics in January 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Mr. Marius Silvasan, Chief Executive Officer, 6101 Blue Lagoon Drive, Suite 450, Miami, Florida 33126 (786) 594-3939.

Item 10. Executive Compensation

Compensation paid to officers and directors is set forth in the Summary Compensation Table below. The Company may reimburse its officers and directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-term Compensation
					Awards
Name and Principal				Other	Restricted Stock	Securities Underlying	Payouts LTIP	All
Position	Year	Salary	Bonus	Compensation	Awards	Options/SARs	(Number)	Compenation

Marius Silvasan	2006	$237,642	$-	$3,000	-	-	-	-
CEO and Director	2005	$174,409	$-	$-	-	3,000,000	-	-
	2004	$76,335	$-	$-	-	6,000,000	-	-

Robert Krebs	2006	$106,102	$-	$3,000	-	-	-	-
CFO and Director	2005	$70,738	$-	$-	-	245,000	-	-
	2004	$48,400	$-	$-	-	490,000	-	-

Kelly McLaren	2006	$71,395	$-	$-	-	-	-	-
President and Director	2005	$101,420	$-	$-	-	500,000	-	-
	2004	$10,137	$-	$-	-	1,000,000	-	-

Tom Davis	2006	$161,289	$-	$-	-	-	-	-
COO and Director	2005	$165,879	$-	$-	-	600,000	-	-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 21, 2007, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name	Title of Class	Shares Owned Beneficially (1)		% of Ownership Beneficially

Marius Silvasan	Common	63,965,000	(2)	48.6%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Nicholas Shamy	Common	733,375		0.55%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Robert B. Krebs	Common	515,000		0.39%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Thomas Davis	Common	500,000		0.37%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Michael Karpheden	Common	112,000		0.09%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Hakan Wretsell	Common	80,000		0.06%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

Gordon Chow	Common	50,000		0.04%
6101 Blue Lagoon Dr.
Suite 450
Miami, FL 33126

All Officers and Directors as a Group		65,955,375		50.1%

(1)
Applicable percentage of ownership is based on 131,636,073 shares of common stock outstanding, plus 9,885,000 exercisable option shares for a total of 141,521,073 shares of common stock outstanding as of March 21, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days as of March 21, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

(2)	Beneficially owned through Visioneer Holdings Group, Inc.

Robert Krebs: options to purchase: (i) 70,000 shares at an exercise price of $0.21 (US$) that vest on September 1, 2005; (ii) 75,000 shares at an exercise price of $0.22 (US$) that vest on June 1, 2006; and (iii) 100,000 shares at an exercise price of $0.23 (US$) that vest on December 1, 2007. (iv) 140,000 shares at an exercise price of $0.36 (US$) that vest December 1, 2004; (v) 150,000 shares at an exercise price of $0.38 (US$) that vest December 1, 2005; and (vi) 200,000 shares at an exercise price of $0.40 (US$) that vest June 1, 2007.

Marius Silvasan: options to purchase: (i) 750,000 shares at an exercise price of $0.21 (US$) that vest on September 1, 2005; (ii) 1,000,000 shares at an exercise price of $0.22 (US$) that vest on December 1, 2005; (iii) 1,250,000 shares at an exercise price of $0.23 (US$) that vest on December 1, 2006; (iv) 1,500,000 shares at an exercise price of $0.36 (US$) that vest December 3, 2004; (v) 2,000,000 shares at an exercise price of $0.38 (US$) that vest June 3, 2005; (vi) and 1,250,000 shares at an exercise price of $0.40 (US$) that vest June 3, 2006.

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

Item 12. Certain Relationships and Related Transactions

The Company paid management fees of $237,642 and $174,409 to an entity owned by the majority shareholder of 2006 and 2005, respectively.

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $65,000 (PKF) and $71,183 (Mintz & Partners, LLP), respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-QSB’s was $7,450 (Mintz & Partners, LLP) and $12,669 (Mintz & Partners, LLP), respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April.

TELEPLUS WORLD, CORP.

Date: April 2, 2007	By:	/s/
Marius Silvasan Chief Executive Officer

Date: April 2, 2007	By:	/s/
Robert Krebs Chief Financial Officer

Date: April 2, 2007	By:	/s/
Tom Davis Chief Operating Officer

Date: April 2, 2007	By:	/s/
Michael Karpheden Director

Date: April 2, 2007	By:	/s/
Hakan Wretsell Director

Date: April 2, 2007	By:	/s/
Gordon Chow Director

Date: April 2, 2007	By:	/s/
Nicholas Shamy Director