Form 10QSB
period 2007-03-31
Teleplus World, Corp.
filed 2007-05-16
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007
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
Yes: ☒	No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of May 9, 2007:

Class	Number of Shares
Common Stock, $0.001 par value	137,186,723

TABLE OF CONTENTS

PART I

Item 1.	Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (Unaudited)

Consolidated Statements of Operations and
Accumulated Other Comprehensive Income (Loss) for the Three Months
Ended March 31, 2007 and 2006 (Unaudited) (Restated)

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006 (Unaudited) (Restated)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Item 3.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes In Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters To A Vote Of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-QSB. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially form its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-QSB.

Part I
TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS
IN US$
MARCH 31,
2007
(UNAUDITED)
Current Assets:
Cash and cash equivalents	$1,082,470
Accounts receivable, net - trade	1,089,779
Other accounts receivable	326,183
Inventory	101,424
Prepaid expenses and other current assets	395,792
Assets held from discontinued operations	1,909

Total Current Assets	2,997,557

Fixed assets, net of depreciation	727,304

Other Assets:
Intangible assets, net	6,590,164
Goodwill	9,756,002
Deferred financing fees, net of amortization	766,682
Deferred connection charges, net of amortization	184,443
Deferred income taxes	35,816

Total Other Assets	17,333,108

TOTAL ASSETS	$21,057,969

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,828,237
Current portion of accrued acquisition obligations	2,773,116
Current portion of convertible debentures , net of discount	842,534
Unearned revenue	771,660
Derivative liability	7,884,744
Other Loans Payable	40,000
Liabilities held from discontinued operations	34,889

Total Current Liabilities	18,175,180

Long-term Liabilities:
Convertible debentures, net of discount	3,701,435
Accrued acquisition obligations, net of current portion	2,142,051

Total Long-term Liabilities	5,843,486

Total Liabilities	24,018,665

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	-
Common stock, $0.001 Par Value; 600,000,000 shares authorized and 132,090,557 shares issued and outstanding in 2007
and 122,782,419 in 2006	132,091
Additional paid-in capital	8,302,228
Accumulated deficit	(11,556,418)
Accumulated other comprehensive income	161,402

Total Shareholders' Equity (Deficit)	(2,960,697)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$21,057,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD , CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	IN US$
	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CONTINUING OPERATIONS:		(Restated)
OPERATING REVENUES
Revenues	$5,370,229	$6,797,553

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	3,662,710	4,127,263
Payroll, professional fees and related expenses	1,042,820	1,016,289
Advertising and marketing expenses	73,569	216,564
Office rent and expenses	81,648	69,443
Other general and administrative expenses	629,971	692,079
Depreciation and amortization	239,140	254,402

Total Operating Expenses	5,729,858	6,376,040

OPERATING INCOME (LOSS)	(359,629)	421,513

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(99,149)	(71,412)
Warrant expense	-	(182,418)
Amortization of debt discount	(822,194)	(550,166)
Interest expense	(644,657)	(234,490)
Gain (loss) on derivative liability	(352,744)	(2,059,193)
Total Other Income (Expense)	(1,918,744)	(3,097,679)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(2,278,373)	(2,676,166)
Provision for Income Taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,278,373)	(2,676,166)
Net loss from discontinued operations	0	(161,351)

NET INCOME (LOSS)	$(2,278,373)	$(2,837,517)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.02)	$(0.03)
From discontinued operations	$0.00	$(0.00)
	$(0.02)	$(0.03)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.02)	$(0.03)
From discontinued operations	$0.00	$(0.00)
	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	126,007,958	86,403,786

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	315,917,607	166,884,241

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,278,373)	$(2,837,517)
Other comprehensive income (loss)
Currency translation adjustments	85,425	(11,097)
Accumulated other comprehensive income (loss)	$(2,192,948)	$(2,848,614)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD,CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (2,278,373)	$ (2,676,166)

Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization	58,500	66,526
Accretion of interest expense	336,883	-
Amortization of intangible assets	180,640	187,876
Issuance of common shares for compensation	73,214	-
Employee compensation for stock options	3,279	-
Amortization of deferred finance fees	99,149	71,412
Warrants issued to raise capital	-	182,418
Amortization of convertible debt discount	822,194	550,166
Loss on derivative liability	352,744	2,059,193

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	148,574	(210,160)
(Increase) in other accounts receivable	(103,410)	(196,896)
Decrease in income tax receivable	-	31,875
Decrease in inventory	19,832	-
(Increase) decrease in prepaid expenses and other current assets	39,681	(247,263)
Increase in accounts payable and accrued expenses	684,574	1,223,663
(Decrease) in unearned revenue	(25,333)	(193,102)
Total adjustments	2,690,521	3,525,708

Net cash provided by operating activities	412,148	849,542

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(464,143)	(1,426,340)
Acquisitions of fixed assets	(8,246)	(27,657)
(Increase) in deferred connection charges	(22,343)	(28,623)

Net cash (used in) investing activities	(494,732)	(1,482,620)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees	-	(10,999)
Increase in other loans payable	40,000	-

Net cash provided by (used in) financing activities	40,000	(10,999)

Effect of foreign currency	13,862	(11,097)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(28,722)	(655,174)

CASH (USED IN) DISCONTINUED OPERATIONS	(34,201)	(71,003)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	1,145,393	2,604,915

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,082,470	$1,878,738

CASH PAID DURING THE PERIOD FOR:
Interest expense	$9,210	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD,CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of of convertible debentures into 8,393,988 shares of common stock	$500,000	$-
Issued 471,150 shares of common stock for employee compensation	$37,694	$-
Issued 444,000 shares of common stock to a non related third party for services rendered.	$35,520	$-

TELEPLUS WORLD, CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2007 (Unaudited)

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2007 (Unaudited ) and 2006 (Restated) (Unaudited)

Consolidated Statement of Cash Flows for The Three Months Ended March 31, 2007 and 2006 (Restated) (Unaudited)

Notes to Consolidated Financial Statements

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

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

On October 24, 2006, the Company changed its corporate name to Teleplus World, Corp.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting on of normal recurring accruals) to make the financial position of the Company as of March 31, 2007 and the results of operation and cash flows for the three months ended March 31 2007 and 2006 not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 contained in Form 10KSB filed on April 2, 2007.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories consist of wireless and telephone products and related accessories and are stated at the lower of cost, determined by the average cost method, or market.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)
	As of March 31, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,785,708	$308,384	$3,477,324
Customer Lists	$4,036,327	$923,487	$3,112,840

Amortization Expense:

For the three months ended March 31, 2007		$180,640
For the three months ended March 31, 2006		187,876

Estimated Amortization Expense:

For the nine months ended December 31, 2007		$541,920
For the year ended December 31, 2008		672,560
For the year ended December 31, 2009		672,560
For the year ended December 31, 2010		672,560
For the year ended December 31, 2011 through 2025		4,030,564

Total		$6,590,164

             The changes in goodwill is as follows:
Balance - January 1, 2007	$9,721,975

Increases in goodwill on acquisitions made	34,027
Impairment of goodwill	-

Balance - March 31, 2007	9,756,002

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 171,859,649 shares of the Company’s common stock as of March 31, 2007 and are carried at fair value of $7,884,744.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2007	2006
		(Restated)

Net loss	$(2,278,373)	$(2,837,517)

Weighted-average common shares
Outstanding (Basic)	126,007,958	86,403,786

Weighted-average common stock
Equivalents
Convertible debentures	171,859,649	33,545,455
Stock options	11,950,000	11,935,000
Warrants	69,100,000	35,000,000

Weighted-average common shares
Outstanding (Diluted)	378,917,607	166,884,241

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. his statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s financial position.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (Unauditied)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3-         FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows :

	Estimated Useful
	Lives (Years)	March 31, 2007

Equipment	5	$184,776
Furniture and fixtures	7	136,687
Business software	3-10	846,970
Computer hardware	5	354,840
Leasehold improvements	5	25,812

		1,549,085
Less: accumulated depreciation		821,781
Fixed assets, net		$727,304

There was $47,532 and $66,526 charged to operations for depreciation expense for the three months ended March 31, 2007 and 2006 respectively.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 4-         ACQUISITIONS

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

The results of operations have been included in the Company’s consolidated statement of operations since the completion of the acquisition in June 2006.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-         ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $4,915,166 in accrued acquisition obligations as of March 31, 2007. Included in this amount is $2,773,116 which is payable on an earn-out basis from 2006 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc. and 15000536 Ontario Inc. acquisitions. During the three months ended March 31, 2007 and 2006, the Company paid out $464,143 and $1,426,340, respectively of accrued acquisition obligations.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6-         CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of March 31, 2007 and 2006, the Company has $10,175,000 and $9,225,000, respectively outstanding in convertible debentures.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006(UNAUDITED)

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a (loss) of ($352,744) and ($2,059,193) respectively recognized for the three months period ended March 31, 2007 and 2006

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174 and $3,000,000, for the $9,225,000 and $3,000,000 convertible debentures, respectively, and is being amortized to par using the effective interest method. The amortization for the three months period ended March 31, 2007 and 2006 amounted to $822,194 and $550,166, respectively.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6-         CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

The derivative liability at March 31, 2007 is comprised of the following:

i) The embedded derivative associated with the $9,225,000 convertible debenture at fair value of $3,956,849; ii) the embedded derivative associated with the $3,000,000 convertible debenture at fair value of $1,792,075; iii) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $863,056; and iv) 30,000,000 warrants issued in conjunction with the $3,000,000 convertible debenture at fair value of $1,272,764.

Interest expense on the convertible debentures was $644,657 and $234,490 for the three months period ended March 31, 2007 and 2006. Accrued interest at March 31, 2007 is $1,512,589.

The summary of convertible debentures is as follows at March 31, 2007

$9,225,000 Convertible Debenture, net of discount of
$5,334,386 at 10% interest per annum due December 2008	$3,890,614

$3,000,000 Convertible Debenture, net of discount of
$2,346,645 at 10% interest per annum due July 2009	653,355

4,543,969

Less: Current maturities	(84,253)

Long-term portion	$4,459,716

Maturities over the next three years is as follows:

December 31,

2007	-
2008	7,175,000
2009	3,000,000

$10,175,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-         SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them.

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into 20,000,000 shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract. As a result of the conversion, there are no preferred shares issued and outstanding as of March 31, 2007

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of March 31, 2007 the Company has 132,090,557 shares of common stock issued and outstanding.

January 8, 2007 the Company issued 5,555 shares to an employee in connection with bonus earned. Shares were valued at $445.

January 8, 2007 the Company issued 11,111 shares to an employee in connection with bonus earned. Shares were valued at $890.

January 8, 2007 the Company issued 444,000 shares to a non-related third party in connection to services rendered. Shares were valued at $35,520.

January 30, 2007 the Company issued 1,345,895 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

February 22, 2007 the Company issued 1,492,537 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

March 5, 2007 the Company issued 3,703,704 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $200,000.

March 21, 2007 the Company issued 1,851,852 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

March 28, 2007 the Company issued 454,485 shares in connection with bonuses earned by employees. Shares were valued at $36,359.

April 2, 2007 the Company issued 2,500,000 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $135,000.

April 11, 2007 the Company issued 175,000 shares to its directors for services rendered. Shares were valued at $10,500.

April 12, 2007 the Company issued 2,314,815 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $125,000.

April 26, 2007 the Company issued 106,351 shares to an employee as severance. Shares were valued at $5,317.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-         SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

As of March 31, 2007, the Company has 11,950,000 stock options issued to employees granted and outstanding. Of these options, 2,000,000 were granted in 2007, 735,000 were forfeited in 2007, 2,250,000 were granted in 2006, 3,500,000 were forfeited in 2006.

Balance, January 1, 2007	10,685,000

Granted	2,000,000
Exercised	0
Forfeited	(735,000)

Balance, March 31, 2007	11,950,000

Balance, January 1, 2006	11,935,000

Granted	2,250,000
Exercised	0
Forfeited	(3,500,000)

Balance, December 31, 2006	10,685,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 ( UNAUDITED)

NOTE 7-         SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	March 31	March 31
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	42.90%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of March 31, 2007 are summarized as follows:

	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,500,000	$ 0.36	Nov-04	Dec-07	Dec-04
2,000,000	$ 0.38	Nov-04	Jun-08	Jun-05
2,500,000	$ 0.40	Nov-04	Jun-09	Jun-06
750,000	$ 0.21	Jun-05	Sep-08	Sep-05
100,000	$ 0.21	Jun-05	Dec-08	Dec-05
1,000,000	$ 0.22	Jun-05	Dec-08	Dec-05
1,250,000	$ 0.23	Jun-05	Dec-09	Dec-06
150,000	$ 0.21	Nov-05	May-09	May-06
150,000	$ 0.22	Nov-05	Nov-09	Nov-06
150,000	$ 0.23	Nov-05	May-09	May-07
150,000	$ 0.24	Nov-05	Nov-10	Nov-07
62,500	$ 0.20	Jul-06	Jan-10	Jan-07
62,500	$ 0.21	Jul-06	Jul-10	Jul-07
62,500	$ 0.22	Jul-06	Jan-11	Jan-08
62,500	$ 0.23	Jul-06	Jul-11	Jul-08
400,000	$ 0.07	Mar-07	Sep-10	Sep-07
400,000	$ 0.08	Mar-07	Mar-11	Mar-08
400,000	$ 0.10	Mar-07	Mar-12	Mar-09
400,000	$ 0.12	Mar-07	Mar-13	Mar-10
400,000	$ 0.15	Mar-07	Mar-14	Mar-11
11,950,000	$ 0.28

Stock options exerciseable - weighted average price			$ 0.32

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

 The number of stock options that are exercisable as at March 31, 2007 is 9,462,500.

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

	Exercise	Date
Warrants	Price	Issued	Term
9,000,000	$ 0.25	12/13/2005	3 years
4,000,000	$ 0.20	12/13/2005	3 years
10,000,000	$ 0.38	12/13/2005	3 years
10,000,000	$ 0.25	12/13/2005	3 years
1,000,000	$ 0.4485	1/1/2006	5 years
1,000,000	$ 0.6728	1/1/2006	5 years
5,000,000	$ 0.11	7/28/2006	3 years
10,000,000	$ 0.13	7/28/2006	3 years
10,000,000	$ 0.15	7/28/2006	3 years
5,000,000	$ 0.18	7/28/2006	3 years
4,100,000	$ 0.15	9/26/2006	3 years
69,100,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007AND 2006 (UNAUDITED)

NOTE 8-         COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $642,000 (CND $) and penalties of approximately $110,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. In mid to late 2006, the MRQ issued Amended Reassessments after the Company contested.  These amounts were reduced (including penalties) to approximately QST $350,000 (CND $) and GST $308,000 (CND $).  The Company again contested these Amended Reassessments and believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31,2007 AND 2006 (UNAUDITED)

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

Future minimum lease payments under the non-cancelable leases as of March 31, 2007 are:

2007	$198,084
2008	153,000
2009	148,958
2010	84,409
2011	19,027
$603,478

Rent expense for the three months ended March 31, 2007 and 2006 was $81,648 and $69,443, respectively.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-        RELATED PARTY TRANSACTIONS

The Company paid management fees for the three months ended March 31, 2007 and 2006 to a company owned by a majority shareholder in the amount of $63,501 and $47,137, respectively. As at March 31, 07, there was an amount of $40,000 owing to that entity which was unsecured and non interest bearing.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$2,629,000
Amortization of goodwill	(644,000)
Valuation allowance	(1,985,000)

$-

At March 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $6,500,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

The following represents the comparative operating results of this division for the three months ended March 31, 2007 and 2006 that is reflected as discontinued operations.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31 ,2007 AND 2006 (UNAUDITED)

NOTE 11-       DISCONTINUED OPERATIONS (CONTINUED)

	2007	2006

Net revenues	$-	$282,332

Cost of revenues	-	13,299
General, administrative and selling expenses	-	332,672
Write down of assets and liabilities	-	97,712

-		443,683

Loss before income taxes	-	(161,351)

Provision for income taxes	-	-

Net loss on discontinued operations	$-	$(161,351)

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

The cash flow from Discontinued Operations consists of the following:

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31 ,2007 AND 2006 (UNAUDITED)

NOTE 11-       DISCONTINUED OPERATIONS (CONTINUED)
	2007	2006

Net (loss) from discontinued operations	$-	$(161,351)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Writedown of assets and liabilities	-	97,712
Net Change in assets and liabilities	(34,201)	(7,364)

Net Cash provided by (used in) operating activities	(34,201)	(71,003)

Cash flows from investing activities
Acquisition of fixed assets	-	-

Cash provided by (used in) Discontinued Operations	$(34,201)	$(71,003)

Summary of Net Assets Remaining - Retail Division

Assets	2007	2006

Cash	$1,909	$746
	$1,909	$746

Liabilities

Accrued expenses	$34,889	$63,384
	34,889	63,384

Net Assets ( Liabilities ) Remaining	$(32,980)	$(62,638)

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31 ,2007 AND 2006 (UNAUDITED)

NOTE 12-      SEGMENT INFORMATION

The Company’s reportable operating segments include its wireless segment which was acquired on December 29, 2005, but became effective as of January 1, 2006, as well as its traditional land-line based telecommunication services. The Company also has corporate overhead expenses. The Company’s services are all being provided in North America, considered by the Company to be one geographical location. The segment data presented below details the allocation of sales, cost of sales, gross profit (loss), operating expenses, depreciation, amortization and impairment and other income (expense) on the condensed consolidated statements of operations to these segments. In addition the Company details an allocation of fixed assets and total assets to these segments. The Company has one major supplier of services in both the Wireless and Telecom segments. The supplier is not the same for each segment. The discontinued operations have not been included herein.

Operating segment data for the three months ended March 31, 2007 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$1,503,370	$3,866,859	$5,370,229
Cost of revenues	-	877,393	2,785,317	3,662,710
Gross profit (loss)	-	625,977	1,081,542	1,707,519
Operating expenses	454,345	713,691	659,972	1,828,008
Depreciation and amortization	4,921	37,170	197,048	239,140
Other income (expense)	(1,910,932)	(311)	(7500)	(1,918,744)
Net income (loss)	(2,370,199)	(125,196)	217,022	(2,278,373)
Segment assets	6,149,202	3,017,441	11,889,416	21,056,059
Fixed Assets, net of depreciation	45,033	82,160	600,111	727,304

Operating segment data for the three months ended March 31, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$2,890,936	3,906,617	$6,797,553
Cost of revenues	-	1,468,919	2,658,344	4,127,263
Gross profit (loss)	-	1,422,017	1,248,273	2,670,290
Operating expenses	681,510	707,832	787,294	2,176,636
Depreciation, amortization and impairment	2,832	28,000	223,728	254,560
Other income (expense)	(2,915,261)	-	-	(2,915,261)
Net income (loss)	(3,599,603)	686,186	237,251	(2,676,166)
Segment assets	6,287,928	3,894,935	12,440,723	22,623,586
Fixed Assets, net of depreciation	37,402	53,821	700,772	791,995

NOTE 13-       SUBSEQUENT EVENTS

None

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

Description of Property

TelePlus currently has four locations with its principal office (approximately 3031 square feet) located in Miami, Florida. We also have leased office space in Barrie, Canada (6410 square feet), and Westlake, Ohio. The Company pays monthly rent of $9,400 for Barire, $5,676 for Miami and $2,500 for Westlake. Miami has a lease term of 5 years, while the Barrie and Westlake locations will be end in the second half of 2007.

Results of Operations and Financial Condition

Three Months Ended March 31, 2007 versus March 31, 2006

Total Operating Revenues

The Company generated $5,370,229 of revenues for the three months ended March 31, 2007 as compared to $6,797,553 for the three months ended March 31, 2006, a decrease of $1,427,324 or (21%) of the first quarter of 2006. The decrease in revenue for the quarter ending March 31, 2007 compared to the March 31, 2006 quarter end reflects the initial loss of wireless customers post acquisition of Liberty Wireless and prior to the full integration of that business.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended March 31, 2007 were $5,729,858 as compared to $6,376,040 for the three months ended March 31, 2006. This represented a decrease of $646,182 or 10%. Of these amounts, $3,662,710 (68% of revenues) and $4,127,263 (61% of revenues), respectively comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,042,820 and $1,016,289, advertising and marketing expenses of $73,569 and $216,564 and other general and administrative expenses of $629,971 and $692,079 is comparable from 2007 to 2006.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of March 31, 2007, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the three months ended March 31, 2007 and 2006 was $99,149 and $71,412, respectively. The Company incurred no warrant expense in the first quarter of 2007 as compared to $182,418 for the first quarter of 2006. The Company also recognized amortization on the debt discount on the convertible debenture of $822,194 and $550,166 for the three months ended March 31, 2007 and 2006 based on the Effective Interest Method calculation, and recognized a (loss) on the valuation of its derivative liability of ($352,744) and ($2,059,193) respectively.

Interest expense was $644,657 compared to $234,490 for the three months ended March 31, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of ($2,278,373), or $(0.02) per share on a basic and diluted basis for the three months ended March 31, 2007 versus ($2,837,517), or $(0.03) per share on a basic and diluted basis for three months ended March 31, 2006. The decrease is primarily attributable to the Company’s derivative charges related to its Cornell Capital financing offset by a decrease in revenues for three months ended March 31, 2007 versus 2006.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2007 and 2006 respectively. There was no provision due to the carryforward of approximately $6,500,000 of net operating losses as of March 31, 2007, that the Company has reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the three months ended March 31, 2007, the balance in cash and cash equivalents decreased by $28,722 versus $655,174 for the three months ended March 31, 2006.

As of March 31, 2007, the Company had $2,997,556 in current assets primarily consisting of $1,082,470 in cash and cash equivalents, $1,089,778 in accounts receivable - trade, $326,183 in other accounts receivable and $395,792 in prepaid expenses and other current assets.

As of March 31, 2007, the Company had $17,416,899 in current liabilities primarily consisting of $2,773,116 in the current portion of accrued acquisition obligations, $5,828,237 in accounts payable and accrued expenses, and $7,884,744 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. The derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of March 31, 2007 has a working capital deficiency of $14,419,343. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 was utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the three months ended March 31, 2007 of $28,722 was attributable to operating activities $452,148, expenditures of cash used to acquire businesses of $464,143, and the use of cash for capital expenditures of $8,246.

The decrease in cash for the three months ended March 31, 2006 of $655,174 was primarily attributable to operating activities $849,542, expenditures of cash used to acquire businesses of $1,426,340, and the use of cash for capital expenditures of $27,657.
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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on Company’s consolidated financial statements.

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

Item 3.          Controls and Procedures

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

In connection with the Restatements of the Company’s 2006 annual financial statements, the Audit Committee has reevaluated certain disclosure controls and procedures and internal control over financial reporting. As a result, the Audit Committee has established additional protocols for certifying officers, senior management and the Company’s accounting and finance staff to monitor closely new accounting pronouncements that impact the Company’s financial statements. This includes continuing education of its staff including review of new pronouncements and awareness of those pronouncements being discussed, and the evaluation of their impact on the financial statements and management’s discussion and analysis. The Audit Committee and the Company has also engaged an independent consultant to assist the Company in its reporting process and period-end and annual closings.

In light of the fact that the company has moved its headquarters from Montreal, Quebec to Miami, Florida, all key management positions are being transferred to Miami.  The current CFO is unable to relocate to Miami.  The Company and current CFO have mutually agreed that the company would hire a CFO located in Miami and an orderly transition would occur. Effective April 16, 2007, the company announced the hiring of new CFO and director which was confirmed by the board of directors.

In connection with this Form 10-QSB, we have evaluated our disclosure controls and procedures as of March 31, 2007 and we have concluded that, as of March 31 2007, our disclosure controls and procedures are effective.

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

Subsequent to this disclosure, during the preparation of the Company’s 2006 Financial Statements, management changed its method in accounting for the conversion of debt to equity calculation. Our independent auditors agreed with this adjustment and such adjustments have been made in the year end results for year ending December 31, 2006 and had no impact on the prior year ended December 31, 2005. The Company has reviewed the impact on prior 2006 reporting quarters and believes such effects are not material as the adjustment did not effect operating income, which management believes is the true indicator of its operating results.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment: 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $642,000 (CND $) and penalties of approximately $110,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. In mid to late 2006, the MRQ issued Amended Reassessments after the Company contested.  These amounts were reduced (including penalties) to approximately QST $350,000 (CND $) and GST $308,000 (CND $).  The Company again contested these Amended Reassessments and believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Item 2.      Change In Securities

Changes In Securities.

2007

January 8, 2007 the Company issued 5,555 shares to an employee in connection with bonus earned. Shares were valued at $445.

January 8, 2007 the Company issued 11,111 shares to an employee in connection with bonus earned. Shares were valued at $890.

January 8, 2007 the Company issued 444,000 shares to a non-related third party in connection to services rendered. Shares were valued at $35,520.

January 30, 2007 the Company issued 1,345,895 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

February 22, 2007 the Company issued 1,492,537 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

March 5, 2007 the Company issued 3,703,704 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $200,000.

March 21, 2007 the Company issued 1,851,852 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $100,000.

March 28, 2007 the Company issued 454,485 shares in connection with bonuses earned by employees. Shares were valued at $36,359.

April 2, 2007 the Company issued 2,500,000 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $135,000.

April 11, 2007 the Company issued 175,000 shares to its directors for services rendered. Shares were valued at $10,500.

April 12, 2007 the Company issued 2,314,815 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $125,000.

April 26, 2007 the Company issued 106,351 shares to an employee as severance. Shares were valued at $5,317.

Item 3.      Defaults on Senior Securities

None

Item 4.          Submissions Of Matters To A Vote Of Security Holders

None

Item 5.          Other Information

None

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
31.3     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350
32.2     Certification pursuant to 18 U.S.C. Section 1350
32.3     Certification pursuant to 18 U.S.C. Section 1350
(b)     Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter for with the report is filed.

(1)
Form 8-K filed on January 9, 2007 to describe the change in registrant’s certifying accountant. On January 5, 2007 Mintz & Partners was dismissed at the Company’s independent auditors by decision of the Audit Committee of the Board of Directors of the Company. PKF, Certified Public Accountants, a Professional Corporation (“PKF”) was engaged on January 8, 2007 as the principal accountant to audit the consolidated financial statements of the Company. The decision was to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors.

(2)
Form 8-K filed on February 13, 2007 to describe the lawsuit filed by the Company’s subsidiary, Liberty Wireless, Corp. against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE” Agreement) Services Agreement between Liberty and MTS.

(3)
Form 8-K filed on April 9, 2007 to describe an SEC comment letter dated March 8, 2007 concerning the change in auditors and an open dispute concerning the accounting upon the conversion of debt calculation. The Company applied this adjustment to the operating results for the year ended December 31, 2006 and will determine if amended 10QSB filings will be necessary for the prior June 30th and September 30, 2006 filing quarters and to announce resignation and replacement of CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2007.

TELEPLUS WORLD, CORP.

Date: May 15, 2007	By:	/s/
Marius Silvasan
Chief Executive Officer

Date: May 15, 2007	By:	/s/
Cris Neely
Chief Financial Officer

Date: May 15, 2007	By:	/s/
Michael Karpheden
Title

Date: May 15, 2007	By:	/s/
Hakan Wretsell
Director

Date: May 15, 2007	By:	/s/
Gordon Chow
Director

Date: May 15, 2007	By:	/s/
Nicholas Shamy
Director