Form 10QSB/A
period 2007-03-31
Teleplus World, Corp.
filed 2007-06-22
CIK 1133754

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
Yes: ☒	No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒
State the number of shares outstanding of each of the registrant's classes of common stock, as of June 19, 2007:

Class	Number of Shares
Common Stock, $0.001 par value	141,459,741

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB (the “Form 10-QSB”) of Teleplus World, Corp. (the Company) for its quarterly period ended March 1, 2007, as filed with the Securities and Exchange Commission on May 16, 2007 to reflect some minor revisions in the Liquidity and Capital Resources section under Item 2 of Form 10-QSB which now reconcile to figures in the accompanying quarterly financial statements. These changes do not affect the published financial statements and are meant to clarify the Company’s previous filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-QSB/A. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially form its expectations are disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-QSB/A.

Part I
TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS

IN US$
MARCH 31,
2007
(UNAUDITED)
ASSETS
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

TELEPLUS WORLD,CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(2,278,373)	$(2,676,166)

Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization	58,500	66,526
Accretion of interest expense	336,883	-
Amortization of intangible assets	180,640	187,876
Issuance of common shares for compensation	73,214	-
Employee compensation for stock options	3,279	-
Amortization of deferred finance fees	99,149	71,412
Warrants issued to raise capital	-	182,418
Amortization of convertible debt discount	822,194	550,166
Loss on derivative liability	352,744	2,059,193

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	148,574	(210,160)
(Increase) in other accounts receivable	(103,410)	(196,896)
Decrease in income tax receivable	-	31,875
Decrease in inventory	19,832	-
(Increase) decrease in prepaid expenses and other current assets	39,681	(247,263)
Increase in accounts payable and accrued expenses	684,574	1,223,663
(Decrease) in unearned revenue	(25,333)	(193,102)
Total adjustments	2,690,521	3,525,708

Net cash provided by operating activities	412,148	849,542

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(464,143)	(1,426,340)
Acquisitions of fixed assets	(8,246)	(27,657)
(Increase) in deferred connection charges	(22,343)	(28,623)

Net cash (used in) investing activities	(494,732)	(1,482,620)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees	-	(10,999)
Increase in other loans payable	40,000	-

Net cash provided by (used in) financing activities	40,000	(10,999)

Effect of foreign currency	13,862	(11,097)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(28,722)	(655,174)

CASH (USED IN) DISCONTINUED OPERATIONS	(34,201)	(71,003)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	1,145,393	2,604,915

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,082,470	$1,878,738

CASH PAID DURING THE PERIOD FOR:
Interest expense	$9,210	$-

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

TELEPLUS WORLD, CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	F-1

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2007 (Unaudited ) and 2006 (Restated) (Unaudited)	F-2

Consolidated Statement of Cash Flows for The Three Months Ended March 31, 2007 and 2006 (Restated) (Unaudited)	F-3

Notes to Consolidated Financial Statements	F-7

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with form 10-QSB/A and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting on of normal recurring accruals) to make the financial position of the Company as of March 31, 2007 and the results of operation and cash flows for the three months ended March 31 2007 and 2006 not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 contained in Form 10KSB filed on April 2, 2007.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3- FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows :

	Estimated Useful	March 31,
	Lives (Years)	2007

Equipment	5	$184,776
Furniture and fixtures	7	136,687
Business software	3-10	846,970
Computer hardware	5	354,840
Leasehold improvements	5	25,812

		1,549,085
Less: accumulated depreciation		821,781
Fixed assets, net		$727,304

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

Secured Convertible Debenture . The Company entered into a secured convertible debenture in the principal amount of $9,225,000 dated December 13, 2005 and due December 13, 2008. The debenture carries an interest rate of 10%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium of twenty percent (20%) of the principal amount being redeemed plus accrued and unpaid interest. The Company may not redeem more than $1,500,000 during any fifteen (15) consecutive trading days.

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

Investor Registration Rights Agreement . On December 13, 2005 the Company entered into an investor registration rights agreement with Cornell. Under the terms of the registration rights agreement the Company was obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell upon conversion of at least 235,000,000 shares of common stock under the $9,225,000 convertible debenture, 1,250,000 shares of common stock issued under the SEDA and 33,000,000 shares of common stock issued upon the exercise of the warrant shares to be issued under the warrant to Cornell. The Company filed with the SEC all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Amended and Restated Security Agreement . The Company entered into an amended security agreement dated December 13, 2005 with Cornell. This agreement amends the agreement entered into on July 15, 2005 between these two parties.

Amended and Restated Pledge and Escrow Agreement . The Company entered into a pledge and escrow agreement dated December 13, 2005 with Cornell, Visioneer Holding Group, Inc. and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, the Company and Visioneer pledged 30,000,000 of their shares of common stock of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell. These shares are being held by David Gonzales, Esq., who is a principal with Cornell. In the event of default under the pledge and escrow agreement, that includes failure of the Company to comply with any of the agreements between themselves and Cornell, the pledged shares can be sold to cover any of the obligations owed by the Company to Cornell under the various financing agreements discussed here. The pledged shares shall be returned to the parties upon payment in full of all amounts owed to Cornell under the convertible debentures.

Warrant . The Company issued a warrant dated December 13, 2005 for 33,000,000 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Cornell at exercise prices ranging between $.20 and $0.38 per share. The warrant is exercisable until December 13, 2008. Cornell cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to December 13, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

Securities Purchase Agreement . The Company entered into a securities purchase agreement dated December 13, 2005 with Cornell. The securities purchase agreement relates to the $9,225,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which the Company and Visioneer pledged his shares of the Company’s common stock to Cornell, and (iv) an amended and restated security agreement among the Company and Cornell. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell under the warrant and the convertible debenture described above. The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Cornell Capital, a fee equal to $342,500.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006(UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Amended and Restated Subsidiary Security Agreement . The Company entered into an amended and restated subsidiary security agreement dated December 13, 2005. The material terms of the amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell.

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

May 17, 2007 the Company issued 4,166,667 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to an employee as severance. Shares were valued at $4,254.

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
MARCH 31, 2007 AND 2006 ( UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	March 31	March 31
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	42.90%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of March 31, 2007 are summarized as follows:

	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,500,000	$0.36	Nov-04	Dec-07	Dec-04
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
750,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
62,500	$0.20	Jul-06	Jan-10	Jan-07
62,500	$0.21	Jul-06	Jul-10	Jul-07
62,500	$0.22	Jul-06	Jan-11	Jan-08
62,500	$0.23	Jul-06	Jul-11	Jul-08
400,000	$0.07	Mar-07	Sep-10	Sep-07
400,000	$0.08	Mar-07	Mar-11	Mar-08
400,000	$0.10	Mar-07	Mar-12	Mar-09
400,000	$0.12	Mar-07	Mar-13	Mar-10
400,000	$0.15	Mar-07	Mar-14	Mar-11
11,950,000	$0.28

Stock options exerciseable - weighted average price			$0.32

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

Proposed Tax Assessment : 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $642,000 (CND $) and penalties of approximately $110,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. In mid to late 2006, the MRQ issued Amended Reassessments after the Company contested.  These amounts were reduced (including penalties) to approximately QST $350,000 (CND $) and GST $308,000 (CND $).  The Company again contested these Amended Reassessments and believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal : A former employee of a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 (CND $) against the Company for wrongful dismissal. The Company does not believe the claim to be founded and intends to vigorously contest such claim. The parties are in the discovery stages.

Wrongful Dismissal : There is a claim from three individuals in British Columbia in the amount of approximately $147,000 and the issuance of 510,000 shares of common stock for which a letter of demand has been served to the Company. The Company does not believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and the Company is presently in discussions with the aforementioned individuals.

Consulting Fee : On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff and is vigorously defending the case. The parties are in the process of discovery.

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
MARCH 31 ,2007 AND 2006 (UNAUDITED )

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

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of ($2,278,373), or $(0.02) per share on a basic and diluted basis for the three months ended March 31, 2007 versus ($2,676,166), or $(0.03) per share on a basic and diluted basis for three months ended March 31, 2006. The decrease is primarily attributable to the Company’s derivative charges related to its Cornell Capital financing offset by a decrease in revenues for three months ended March 31, 2007 versus 2006.

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

As of March 31, 2007, the Company had $2,997,557 in current assets primarily consisting of $1,082,470 in cash and cash equivalents, $1,089,779 in accounts receivable - trade, $326,183 in other accounts receivable and $395,792 in prepaid expenses and other current assets.

As of March 31, 2007, the Company had $18,175,180 in current liabilities primarily consisting of $2,773,116 in the current portion of accrued acquisition obligations, $5,828,237 in accounts payable and accrued expenses, and $7,884,744 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. The derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of March 31, 2007 has a working capital deficiency of $15,177,623. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 was utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the three months ended March 31, 2007 of $28,722 was attributable to operating activities $412,148, expenditures of cash used to acquire businesses of $464,143, and the use of cash for capital expenditures of $8,246.

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

In connection with this Form 10-QSB/A, we have evaluated our disclosure controls and procedures as of March 31, 2007 and we have concluded that, as of March 31 2007, our disclosure controls and procedures are effective.

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

 On June 21, 2007 the Company received a response from the SEC  requesting an amendment to the Company’s Form 10-KSB (for year ending December 31, 2006) to further explain the change in accounting related to the conversion of debt to equity calculation and to amend Forms 10-QSB for periods ending June 30, 2006 and September 30, 2006 accordingly.  Management has begun to address these matters and will timely respond.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The following proceedings have been instigated against the Company. The Company does not believe that the following legal proceedings have a materially adverse impact on the Company’s business or on its results of its operations.

Proposed Tax Assessment : 3577996 Canada, Inc. which the Company had acquired substantially all of their assets, is involved in proceedings with the Minister of Revenue of Quebec (“MRQ”). The MRQ has proposed an assessment for the Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) of approximately $642,000 (CND $) and penalties of approximately $110,000 (CND $). The proposed tax assessment including penalties is for $322,000 (CND $) for QST and $320,000 (CND $) for GST. In mid to late 2006, the MRQ issued Amended Reassessments after the Company contested.  These amounts were reduced (including penalties) to approximately QST $350,000 (CND $) and GST $308,000 (CND $).  The Company again contested these Amended Reassessments and believes that certain deductions initially disallowed by the MRQ for the QST are deductible and is in the process of compiling the deductions to the MRQ. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Wrongful Dismissal : A former employee of a subsidiary of the Company, has instigated a claim in Quebec Superior Court in the amount of $90,000 (CND $) against the Company for wrongful dismissal. The Company does not believe the claim to be founded and intends to vigorously contest such claim. The parties are in the discovery stages.

Wrongful Dismissal : There is a claim from three individuals in British Columbia in the amount of approximately $147,000 and the issuance of 510,00 shares of common stock for which a letter of demand has been served to the Company. The Company does not believe the claim to be founded and intends to vigorously contest such claim. No court proceedings have been instituted and the Company has been in discussions with the aforementioned individuals.

Consulting Fee : On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from Cornell. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the alleged agreement and for the refund of the amount paid to the plaintiff and is vigorously defending the case. The parties are in the process of discovery.

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

May 17, 2007 the Company issued 4,166,667 shares of common stock to Cornell in connection with the conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to an employee as severance. Shares were valued at $4,254.

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

(3)
Form 8-K filed on April 9, 2007 to describe an SEC comment letter dated March 8, 2007 concerning the change in auditors and an open dispute concerning the accounting upon the conversion of debt calculation. The Company applied this adjustment to the operating results for the year ended December 31, 2006 and will determine if amended 10QSB filings will be necessary for the prior June 30 th and September 30 , 2006 filing quarters and to announce resignation and replacement of CFO.

(4)	Form 8-K filed on June 4, 2007 to describe the resignation of the COO and Director due to health reasons and announce the replacement to Board of Directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of June 2007.

TELEPLUS WORLD, CORP.

Date: June 22, 2007	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: June 22, 2007	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer

Date: June 22, 2007	By:	/s/ Michael Karpheden
Michael Karpheden
Director

Date: June 22, 2007	By:	/s/ Hakan Wretsell
Hakan Wretsell
Director

Date: June 22, 2007	By:	/s/ Gordon Chow
Gordon Chow
Director

Date: June 22, 2007	By:	/s/ Nicholas Shamy
Nicholas Shamy
Director

Date: June 22, 2007	By:	/s/ Carlos Cardelle
Carlos Cardelle
Director