Form 10QSB/A
period 2006-06-30
Teleplus World, Corp.
filed 2007-08-14
CIK 1133754

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

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB (the “Form 10-QSB”) of Teleplus World, Corp. (the Company) for its quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 and amended on November 14, 2006 to reflect an error in the adjusting entries made in the accounting of the conversion of the convertible debentures into shares of common stock.  The effects of this adjustment are disclosed in footnote 15to the financial statements. Additionally, the related adjustments have been made in the Management Discussion and Analysis section. Except as otherwise expressly stated for the items amended in this Form 10-QSB/A, this Amendment continues to speak as of the date of the filing of the Quarterly Report on Form 10-QSB, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Quarterly Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Quarterly Report on Form 10-QSB and 10-QSB/A.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
December 31, 2005 (Audited)	F-2

Condensed Consolidated Statements of Operations and
Accumulated Other Comprehensive Income (Loss) for the Six and Three Months
Ended June 30, 2006 and 2005 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2006 and 2005 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes In Securities	24

Item 4. Submission of Matters To A Vote Of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	26

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

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 (Restated) (Unaudited) and December 31, 2005 (Restated) (Audited)	F-2

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2006 (Restated) and 2005 (Restated) (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six and Three Months Ended June 30, 2006 (Restated) and 2005 (Restated) (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-6

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)

	IN US$
	(Restated)	(Restated)
	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,529,314	$2,604,915
Accounts receivable, net - trade	1,409,036	1,389,698
Other accounts receivable	331,452	156,029
Income taxes receivable	-	31,130
Inventory	259,726	-
Prepaid expenses and other current assets	507,667	118,016
Assets held from discontinued operations	746	1,075,367

Total Current Assets	4,037,941	5,375,155

Fixed assets, net of depreciation	825,299	843,635

Other Assets:
Intangible assets, net	7,333,504	7,435,564
Goodwill	9,070,876	9,358,127
Deferred financing fees, net of amortization	687,694	825,732
Deferred connection charges, net of amortization	134,863	81,295
Deferred income taxes	36,964	35,506

Total Other Assets	17,263,901	17,736,224

TOTAL ASSETS	$22,127,141	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$3,662,755	$1,955,797
Current portion of accrued acquisition obligations	4,043,682	5,243,758
Unearned revenue	941,935	1,265,479
Derivative liability	7,946,571	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	181,322	1,043,344

Total Current Liabilities	16,958,683	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	2,636,421	1,626,192
Accrued acquisition obligations, net of current portion	4,321,143	6,213,720

Total Long-term Liabilities	6,957,564	7,839,912

Total Liabilities	23,916,247	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized and 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 88,276,901 shares issued and outstanding	88,277	86,404
Additional paid-in capital	4,990,054	4,097,891
Accumulated deficit	(7,388,410)	(6,579,272)
Accumulated other comprehensive income (loss)	518,973	(88,586)

Total Shareholders' Equity	(1,789,106)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,127,141	$23,955,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$13,247,220	$563,488	$6,449,667	$563,488

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	7,966,864	297,641	3,839,601	297,641
Payroll, professional fees and related expenses	2,039,401	329,354	1,023,112	210,851
Advertising and marketing expenses	515,282	124,866	298,718	94,647
Office rent and expenses	144,112	20,569	74,669	11,972
Warrant expense	182,418	-	-	-
Other general and administrative expenses	1,436,987	158,833	745,066	88,656
Depreciation and amortization	500,764	13,923	246,204	9,293

Total Operating Expenses	12,785,828	945,186	6,227,370	713,060

OPERATING INCOME (LOSS)	461,392	(381,698)	222,297	(149,572)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(142,824)	(136,245)	(71,412)	(57,390)
Amortization of debt discount	(1,114,201)	-	(564,035)	-
Interest expense, net of accretion	(720,919)	(90,041)	(486,429)	(46,458)
Gain on conversion of convertible debentures	-	-	-	-
Gain (loss) on derivative liability	956,022	-	3,015,215	-
Total Other Income (Expense)	(1,021,922)	(226,286)	1,893,339	(103,848)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(560,530)	(607,984)	2,115,636	(253,420)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(560,530)	(607,984)	2,115,636	(253,420)
Net loss from discontinued operations	(248,608)	(720,358)	(87,257)	(503,803)

NET INCOME (LOSS)	$(809,138)	$(1,328,342)	$2,028,379	$(757,223)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.01)	$(0.01)	$0.02	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.01)	$(0.02)	$0.02	$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.01)	$(0.01)	$0.02	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
	$(0.01)	$(0.02)	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	87,377,926	72,459,817	86,420,187	72,744,169

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	178,799,142	84,012,317	178,799,142	84,012,317

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(809,138)	$(1,328,342)	$2,028,379	$(757,223)
Other comprehensive income (loss)
Currency translation adjustments	607,559	(46,901)	618,656	(35,906)
Accumulated other comprehensive income (loss)	$(201,579)	$(1,375,243)	$2,647,035	$(793,129)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(560,530)	$(607,984)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	125,012	11,431
Amortization of intangible assets	375,752	2,492
Issuance of common shares for compensation	45,125	-
Employee compensation for stock options	5,493	-
Amortization of deferred finance fees	142,824	136,245
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	1,114,201	-
(Gain) on derivative liability	(956,022)	-
Accretion of interest	246,028	-

Changes in assets and liabilities
(Increase) in accounts receivable - trade	(18,592)	(22,036)
(Increase) decrease in other accounts receivable	(175,423)	339,971
Decrease in income tax receivable	33,552	-
(Increase) decrease in inventory	(259,726)	4,194
(Increase) in prepaid expenses and other current assets	(389,650)	(200,960)
Increase in accounts payable and accrued expenses	1,854,130	230,397
Increase (decrease) in unearned revenue	(304,068)	26,571
Total adjustments	2,021,054	528,305

Net cash provided by (used in) operating activities	1,460,524	(79,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(2,240,281)	(888,104)
Cash acquired from acquisitions	-	191,241
Acquisitions of fixed assets	(81,318)	(9,000)
(Increase) in deferred connection charges	(77,039)	-

Net cash (used in) investing activities	(2,398,638)	(705,863)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	318,400
Proceeds from promissory notes	-	570,992
Payments of finance fees	(52,460)	-

Net cash provided by financing activities	(52,460)	889,392

Effect of foreign currency	20,124	(46,901)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(970,450)	56,949

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(105,151)	44,695

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,529,314	$403,188

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

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

As shown in the accompanying financial statements the Company has a working capital deficiency of $12,920,742 as of June 30, 2006 due to accrued acquisition obligations of $4,043,682 that have been classified as current liabilities, as well as $7,946,571 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 15, to the condensed consolidated financial statements, the Company has restated its June 30, 2006 condensed consolidated financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made in the accounting for the conversions of the convertible debentures with Cornell Capital to shares of common stock. (See Note 6)

The net effect of these adjustments on the previously issued June 30, 2006 condensed consolidated financial statements was as follows:

•	A increase in the net loss for the six months ended June 30, 2006 of $486,642 from ($322,496) to a net loss of ($809,138);

•	An increase in the accumulated deficit of $486,642from ($6,901,768) to ($7,388,410) at June 30, 2006;

•	An increase in additional paid-in capital of $185,694 from $4,804,360 to $4,990,054 at June 30, 2006;

•	An increase in the derivative liability of $350,000 from $7,596,571 to $7,946,571 at June 30, 2006; and

•	A decrease in convertible debentures of $49,052 from $2,685,473 to $2,636,421 at June 30, 2006.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	8,241,884
Impairment of goodwill	-

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	127,143
Impairment of goodwill	-

Balance - March 31, 2006	9,485,270

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment
to goodwill	(414,394)
Impairment of goodwill	-

Balance - June 30, 2006	$9,070,876

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 77,286216 shares of the Company’s common stock as of June 30, 2006 and are carried at fair value of $7,946,571.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2006	2005
	(Restated)
Net loss	$(809,138)	$(1,328,342)

Weighted-average common shares
Outstanding (Basic)	87,377,926	72,459,817

Weighted-average common stock
Equivalents
Convertible debentures	44,486,216	-
Stock options	11,935,000	11,552,500
Warrants	35,000,000	-

Weighted-average common shares
Outstanding (Diluted)	178,799,142	84,012,317

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

	Six Months Ended June 30,
	2006	2005
Net income (loss):	(Restated)
As reported	($809,138)	($1,328,342)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5,493	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(-)	(61,000)
Pro forma	($803,645)	($1,389,342)
Net income (loss) per share:
As reported:
Basic	$ (0.01)	($0.02)
Diluted	($0.01)	($0.02)
Pro forma:
Basic	($0.01)	($0.02)
Diluted	($0.01)	($0.02)

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $956,022 recognized for the six months ended June 30, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-  CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of December 31, 2005, the fixed freestanding warrants issued in connection with the $9,225,000 convertible debentures has been valued at $2,691,796 using relative fair values as stipulated in APB 14 based on a Black-Scholes pricing model. The Black-Scholes pricing model utilized the following assumptions: expected life of 3 years; risk free interest rate of 3.5%; and expected volatility of 75% under the various exercise prices.

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174, and is being amortized to par using the effective interest method. The amortization for the six months ended June 30, 2006 amounted to $1,114,201.

Interest expense on the convertible debentures was $720,919 for the six months ended June 30, 2006 and interest on the promissory notes for the six months ended June 30, 2005 was $90,041. Accrued interest at June 30, 2006 is $551,766.

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
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	June 30, 2006	June 30, 2005
Dividend yield	0.00%	0.00%
Expected volatility	47.00%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of June 30, 2006  are summarized as follows:
	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,640,000	$0.36	Nov-04	Dec-07	Dec-04
200,000	$0.36	Nov-04	Sep-08	Sep-05
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
150,000	$0.38	Nov-04	Dec-08	Dec-05
200,000	$0.38	Nov-04	Sep-09	Sep-06
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
200,000	$0.40	Nov-04	Sep-10	Sep-07
200,000	$0.40	Nov-04	Jun-10	Jun-07
200,000	$0.45	Nov-04	Sep-11	Sep-08
200,000	$0.50	Nov-04	Sep-12	Sep-09
920,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
75,000	$0.22	Jun-05	Jun-09	Jun-06
100,000	$0.22	Jun-05	Apr-10	Apr-07
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
100,000	$0.23	Jun-05	Dec-10	Dec-07
100,000	$0.23	Jun-05	Apr-11	Apr-08
100,000	$0.24	Jun-05	Apr-12	Apr-09
100,000	$0.25	Jun-05	Apr-13	Apr-10
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-06
150,000	$0.24	Nov-05	Nov-10	Nov-07
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
Operating segment data for the six months ended June 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total
Revenues	$-	$5,228,900	$8,018,320	$13,247,220
Cost of revenues	-	2,573,312	5,393,552	7,966,864
Gross profit (loss)	-	2,655,588	2,624,768	5,280,356
Operating expenses	1,203,039	1,512,105	1,603,056	4,318,200
Depreciation, amortization and impairment	5,664	59,330	435,770	500,764
Other income (expense)	(1,021,922)	-	-	(1,021,922)
Net income (loss)	(2,230,625)	1,084,153	585,942	(560,530)
Segment assets	5,336,086	3,579,096	13,211,213	22,126,395
Fixed Assets, net of depreciation	41,802	75,965	707,532	825,299

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

NOTE 15- RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the condensed consolidated financial statements, the Company has restated its’ condensed consolidated financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made in the accounting for the conversions of the convertible debentures with Cornell Capital to shares of common stock.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 15- RESTATED FINANCIAL STATEMENTS (CONTINUED)

The net effect of these adjustments on the previously issued June 30, 2006 condensed consolidated financial statements was as follows:

•	A increase in the net loss for the six months ended June 30, 2006 of $486,642 from ($322,496) to a net loss of ($809,138);

•	An increase in the accumulated deficit of $486,642from ($6,901,768) to ($7,388,410) at June 30, 2006;

•	An increase in additional paid-in capital of $185,694 from $4,804,360 to $4,990,054 at June 30, 2006;

•	An increase in the derivative liability of $350,000 from $7,596,571 to $7,946,571 at June 30, 2006; and

•	A decrease in convertible debentures of $49,052 from $2,685,473 to $2,636,421 at June 30, 2006.

The following represents a summary of the corrections relating to the accounting error:

Summary of Restatement Items:

For the six and three months ended June 30, 2006:

	As Previously	As
	Reported	Restated	Change
Balance Sheet items:
Derivative liability	7,596,571	7,946,571	350,000
Convertible debentures	2,685,473	2,636,421	(49,052)
Additional paid-in capital	4,804,360	4,990,054	185,694

Statement of Operations items:
Accretion of interest expense	-	(246,028)	(246,028)
Gain on conversion of debentures	54,920	-	(54,920)
Gain (loss) on derivative liability	1,141,716	956,022	(185,694)

Net effect on net income (loss) and accumulated deficit			(486,642)
Net effect on earnings (loss) per share			$(0.01)

Corresponding line items in the consolidated statements of cash flows for the six months ended June 30, 2006, to the changes noted above in the consolidated statements of operations for the six months ended June 30, 2006 have also been made. There was no change in the net decrease in cash and cash equivalents for the six months ended June 30, 2006.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the six months ended June 30, 2006 was $142,824. The Company also recognized amortization on the debt discount on the convertible debenture of $1,114,201 for the six months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $956,022 There was no corresponding comparable amounts for this item for the six months ended June 30, 2005 due to the financing occurring December 13, 2005.

Interest expense was $720,919, including $246,028 in accretion of interest compared to $90,041 for the six months ended June 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(560,530), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2006 versus $(607,984), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $461,392 for the six months ended June 30, 2006 is due to the strong commitment management has made to the restructuring of the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005. The amortization charge for the three months ended June 30, 2006 was $71,412. The Company also recognized amortization on the debt discount on the convertible debenture of $564,035 for the three months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $3,015,215 There was no corresponding comparable amounts for this item for the three months ended June 30, 2005 due to the financing occurring December 13, 2005.

Interest expense was $486,429 including $246,028 in accretion of interest compared to $46,458 for the three months ended June 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $2,028,379, or $0.02 per share on a basic and $0.02 per share on a diluted basis for the three months ended June 30, 2006 versus $(757,223), or $(0.01) per share on a basic and diluted basis for the three months ended June 30, 2005. The increase is attributable to the Company’s profitable acquisitions made in 2005 and 2006. The Company’s operating income of $222,297 for the three months ended June 30, 2006 is due to the strong commitment management has made to restructuring the business from its retail operations in 2005 to the telecom provider business in 2006. The Company’s other income (expense) reflected in the six months ended June 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is the true indicator of the Company’s performance during the period.

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

As of June 30, 2006, the Company had $16,958,683 in current liabilities primarily consisting of $4,043,682 in the current portion of accrued acquisition obligations, $ 3,662,755 in accounts payable and accrued expenses, and $7,946,571 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005. The $7,946,571 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of June 30, 2006 has a working capital deficiency of $12,920,742. On July 28, 2006, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

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

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the six months ended June 30, 2006, we recognized a net loss of $(809,138), including a loss from discontinued operations of $(248,608), and our accumulated deficit was $(7,388,410). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of June 30, 2006, we had a working capital deficit of $12,920,742, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officer and Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

TELEPLUS WORLD, CORP.

Date: August 14, 2007	By:	/s/ Marius Silvasan
Marius Silvasan Chief Executive Officer

Date: August 14, 2007	By:	/s/ Marius Silvasan
Marius Silvasan Acting Chief Financial Officer