Form 10QSB
period 2007-06-30
Teleplus World, Corp.
filed 2007-08-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐  No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 2007:

Class	Number of Shares
Common Stock, $0.001 par value	146,930,329

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2007 (Unaudited)	5

	Consolidated Statements of Operations and	6
	Accumulated Other Comprehensive Income (Loss) for the Six and Three Months
	Ended June 30, 2007 and 2006 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months Ended	7
	June 30, 2007 and 2006 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 2.	Changes In Securities	57

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters To A Vote Of Security Holders	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

SIGNATURES		59

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

TELEPLUS WORLD, CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2007 (Unaudited)

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2007 (Unaudited) and 2006 (Restated) (Unaudited)

Consolidated Statements of Cash Flows for the Six and Three Months Ended
June 30, 2007 (Unaudited) and 2006 (Restated) (Unaudited)

Notes to Consolidated Financial Statements

TELEPLUS WORLD, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED)

IN US$
JUNE 30,
2007
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$2,293,275
Accounts receivable, net - trade	1,235,539
Other accounts receivable	274,149
Inventory	109,815
Prepaid expenses and other current assets	407,693
Assets held from discontinued operations	1,266

Total Current Assets	4,321,737

Fixed assets, net of depreciation	734,430

Other Assets:
Intangible assets, net	6,905,016
Goodwill	10,100,691
Deferred financing fees, net of amortization	650,860
Deferred connection charges, net of amortization	221,335
Deferred income taxes	39,082

Total Other Assets	17,916,984

TOTAL ASSETS	$22,973,151

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$8,357,704
Current portion of accrued acquisition obligations	2,660,640
Current portion of convertible debentures, net of discount	101,960
Unearned revenue	718,262
Derivative liability	5,725,855
Other Loans Payable	47,000
Liabilities held from discontinued operations	9,615

Total Current Liabilities	17,621,036

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,981,398
Convertible debentures, net of discount	4,996,022

Total Long-term Liabilities	6,977,420

Total Liabilities	24,598,456

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized	-
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 141,459,741 shares issued and outstanding	141,460
Additional paid-in capital	8,969,057
Accumulated deficit	(11,569,649)
Accumulated other comprehensive income	833,827

Total Shareholders' Equity (Deficit)	(1,625,305)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$22,973,151

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
CONTINUING OPERATIONS:		(Restated)		(Restated)
OPERATING REVENUES
Revenues	$10,702,170	$13,247,220	$5,331,941	$6,449,667

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	7,339,472	7,966,864	3,676,762	3,839,601
Payroll, professional fees and related expenses	2,187,377	2,039,401	1,144,557	1,023,112
Advertising and marketing expenses	178,523	515,282	104,954	298,718
Office rent and expenses	145,606	144,112	63,958	74,669
Other general and administrative expenses	1,248,488	1,436,987	618,517	745,066
Depreciation and amortization	491,412	500,764	252,272	246,204

Total Operating Expenses	11,590,878	12,603,410	5,861,020	6,227,370

OPERATING INCOME (LOSS)	(888,708)	643,810	(529,079)	222,297

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(193,334)	(142,824)	(94,185)	(71,412)
Warrant expense	-	(182,418)	-	-
Amortization of debt discount	(1,645,102)	(1,114,201)	(822,908)	(564,035)
Interest expense	(1,133,469)	(720,919)	(488,812)	(486,429)
Gain (loss) on derivative liability	1,569,010	956,022	1,921,754	3,015,215

Total Other Income (Expense)	(1,402,895)	(1,204,340)	515,849	1,893,339

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(2,291,603)	(560,530)	(13,230)	2,115,636
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,291,603)	(560,530)	(13,230)	2,115,636
Net loss from discontinued operations	-	(248,608)	-	(87,257)

NET INCOME (LOSS)	$(2,291,603)	$(809,138)	$(13,230)	$2,028,379

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.02)	$(0.01)	$(0.00)	$0.02
From discontinued operations	$-	$(0.00)	$-	$(0.00)
	$(0.02)	$(0.01)	$(0.00)	$0.02

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.02)	$(0.01)	$(0.00)	$0.02
From discontinued operations	$-	$(0.00)	$-	$(0.00)
	$(0.02)	$(0.01)	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	132,456,357	87,377,926	138,839,865	86,420,187

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	561,284,135	178,799,142	561,283,106	178,799,142

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,291,603)	$(809,138)	$(13,230)	$2,028,379
Other comprehensive income (loss)
Currency translation adjustments	757,849	607,559	672,424	618,656
Accumulated other comprehensive income (loss)	$(1,533,754)	$(201,579)	$659,194	$2,647,035

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (2,291,603)	$ (560,530)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	120,248	125,012
Amortization of intangible assets	371,165	375,752
Accretion of interest expenes	497,989	246,028
Issuance of common shares for compensation	93,286	45,125
Employee compensation for stock options	13,905	5,493
Amortization of deferred finance fees	193,334	142,824
Warrants issued to raise capital	-	182,418
Amortization of convertible debt discount	1,645,102	1,114,201
(Gain) on derivative liability	(1,569,010)	(956,022)

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	2,814	(18,592)
(Increase) in other accounts receivable	(51,376)	(175,423)
Decrease in income tax receivable	-	33,552
(Increase) decrease in inventory	11,440	(259,726)
(Increase) decrease in prepaid expenses and other current assets	27,779	(389,650)
Increase in accounts payable and accrued expenses	3,209,727	1,854,130
Decrease in unearned revenue	(78,731)	(304,068)
Total adjustments	4,487,672	2,021,054

Net cash provided by operating activities	2,196,069	1,460,524

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(933,854)	(2,240,281)
Acquisitions of fixed assets	(11,118)	(81,318)
(Increase) in deferred connection charges	(57,982)	(77,039)

Net cash (used in) investing activities	(1,002,954)	(2,398,638)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees		(52,460)
Increase in other loans payable	47,000	-

Net cash provided (use in) by financing activities	47,000	(52,460)

Effect of foreign currency	(31,472)	20,124

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	1,208,643	(970,450)

CASH USED IN DISCONTINUED OPERATIONS	(60,761)	(105,151)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,145,393	2,604,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,293,275	$1,529,314

CASH PAID DURING THE PERIOD FOR:
Interest expense	$43,431	$-

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 17,375,470 shares of common stock in 2007, 1,843,115 in 2006	$930,000	$350,000
Issued 175,000 shares of common stock to directors of Company for services rendered.2007, 180,000 in 2006	$10,500	$34,200
Issued 656,702 shares of common stock to a non related third party for services rendered.in 2007, 57,500 in 2006	$45,092	$10,925
Issued 430,000 shares of common stock in connection with company acquisitions in 2006	$-	$355,400
Issued 471,150 shares of common stock for employee compensation in 2007	$37,692	$-

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting of normal recurring accruals) to make the financial position of the Company as of June 30, 2007 and the results of operation and cash flows for the three and six months ended June 30 2007 and 2006 not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 contained in Form 10KSB filed on April 2, 2007.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

The Company has filed an amendment to the quarterly report on Form 10-QSB for its six and three months period ended June 30, 2006 to reflect the management changed its method in accounting for the conversion of debt to equity calculation.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail division that has been abandoned effective in first quarter of 2006. The Company has also written down the assets relating to the retail division to their respective fair values.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 2 to 8 years, of companies acquired by the Company and are reflected below:

	As of June 30, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$4,039,744	$381,305	$3,658,439
Customer Lists	$4,395,289	$1,148,712	$3,246,577

Amortization Expense:

For the six months ended June 30, 2007		$371,165
For the six months ended June 30, 2006		$375,752

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2007	$9,721,975

Increases in goodwill on acquisitions made	34,027
Impairment of goodwill	-

Balance - March 31, 2007	9,756,002

Increases in goodwill on acquisitions made	344,689
Impairment of goodwill	-

Balance - June 30, 2007	10,100,691

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 410,777,778 shares of the Company’s common stock as of June 30, 2007 and are carried at fair value of $5,725,855.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

Net loss	$(2,291,603)	$(809,138)

Weighted-average common shares
Outstanding (Basic)	132,456,357	87,377,926

Weighted-average common stock
Equivalents
Convertible debentures	347,777,778	44,486,216
Stock options	11,950,000	11,935,000
Warrants	69,100,000	35,000,000

Weighted-average common shares
Outstanding (Diluted)	561,284,135	178,799,142

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 3- FIXED ASSETS

Fixed assets as of June 30, 2007 were as follows :

	Estimated Useful
	Lives (Years)	June 30, 2007

Equipment	5	$201,625
Furniture and fixtures	7	143,641
Business software	3-10	915,586
Computer hardware	5	384,050
Leasehold improvements	5	27,484

Total Cost of Fixed Assets		1,672,386
Less: accumulated depreciation		937,956
Fixed assets, net		$734,430

There was $96,314 and $104,174 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006 respectively.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $4,642,038 in accrued acquisition obligations as of June 30, 2007. Included in this amount is $2,660,640 which is payable on an earn-out basis from 2007 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc., and 15000536 Ontario Inc. acquisitions. During the six months ended June 30, 2007 and 2006, the Company paid out $933,854 and $2,240,281, respectively of accrued acquisition obligations.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

As of June 30, 2007 and 2006, the Company has $9,745,000 and $8,875,000, respectively outstanding in convertible debentures. During the six months ended June 30, 2007, 17,375,470 shares of $930,000 on convertible debentures were converted into common stock.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006(UNAUDITED)

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $1,569,010 and $956,022 respectively recognized for the six months period ended June 30, 2007 and 2006

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $7,779,174 and $3,000,000, for the $9,225,000 and $3,000,000 convertible debentures, respectively, and is being amortized to par using the effective interest method. The amortization for the six months period ended June 30, 2007 and 2006 amounted to $1,645.102 and $1,114,201, respectively.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

The derivative liability at June 30, 2007 is comprised of the following:

i) The embedded derivative associated with the $9,225,000 convertible debenture at fair value of $3,719,714; ii) the embedded derivative associated with the $3,000,000 convertible debenture at fair value of $1,792,075; iii) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $71,099; and iv) 30,000,000 warrants issued in conjunction with the $3,000,000 convertible debenture at fair value of $142,967.

Interest expense on the convertible debentures was $1,090,038 and $720,919 for the six months period ended June 30, 2007 and 2006. Accrued interest at June 30, 2007 is $1,806,075

The summary of convertible debentures is as follows at June 30, 2007

$9,225,000 Convertible Debenture,
net of $2,480,000 in conversions and a discount of
$2,527,107 at 10% interest per annum due December 2008	$4,217,893

$3,000,000 Convertible Debenture, net of discount of
$2,119,911 at 10% interest per annum due July 2009	880,089

5,097,982

Less: Current maturities	(101,960)

Long-term portion	$4,996,022

Maturities over the next three years is as follows:

December 31,

2007	-
2008	6,745,000
2009	3,000,000

$9,745,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them.

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into 20,000,000 shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract. As a result of the conversion, there are no preferred shares issued and outstanding as of June 30, 2007

Common Stock

The Company has 600,000,000 shares authorized of common stock with a par value of $0.001. As of June 30, 2007 the Company has 141,459,741 shares of common stock issued and outstanding.

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

April 26, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $5,317.

May 17, 2007 the Company issued 4,166,667 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $4,254.

July 3, 2007 the Company issued 4,000,000 shares to Cornell as a fee in connection with the $3,000,000 loan on July 3, 2007. Shares were valued at $120,000.

July 16, 2007 the Company issued 1,470,588 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $35,000.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

As of June 30, 2007, the Company has 11,950,000 stock options issued to employees granted and outstanding. Of these options, 2,000,000 were granted in 2007, 735,000 were forfeited in 2007, 2,250,000 were granted in 2006, 3,500,000 were forfeited in 2006.

Balance, January 1, 2007	10,685,000

Granted	2,000,000
Exercised	0
Forfeited	(735,000)

Balance, June 30, 2007	11,950,000

Balance, January 1, 2006	11,935,000

Granted	2,250,000
Exercised	0
Forfeited	(3,500,000)

Balance, December 31, 2006	10,685,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	June 30	June 30
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	42.90%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of June 30, 2007 are summarized as follows:

	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,500,000	$0.36	Nov-04	Dec-07	Dec-04
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
750,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
62,500	$0.20	Jul-06	Jan-10	Jan-07
62,500	$0.21	Jul-06	Jul-10	Jul-07
62,500	$0.22	Jul-06	Jan-11	Jan-08
62,500	$0.23	Jul-06	Jul-11	Jul-08
400,000	$0.07	Mar-07	Sep-10	Sep-07
400,000	$0.08	Mar-07	Mar-11	Mar-08
400,000	$0.10	Mar-07	Mar-12	Mar-09
400,000	$0.12	Mar-07	Mar-13	Mar-10
400,000	$0.15	Mar-07	Mar-14	Mar-11
11,950,000	$0.28

Stock options exerciseable - weighted average price			$0.32

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

 The number of stock options that are exercisable as at June 30, 2007 is 9,612,500.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

Breach of contract: Former landlord of leased office space in Montreal, Quebec has filed lawsuit in Montreal, Quebec against the Company.  The Company effectively terminated the lease March 31, 2007 and is reviewing the merits of said lawsuit and will vigorously defend the case.

The following claim has been instigated by the Company:

On February 1, 2007 the Company’s subsidiary, Teleplus Wireless, Corp. d/b/a Liberty Wireless (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement.  The lawsuit was filed in the U.S. District Court for the Southern District of Florida. Currently, Liberty has alleged damages in the amount of approximately $975,000. MTS has since filed a counterclaim alleging breach of the MVNE Agreement for failure to pay invoices that have been contested by Liberty.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through March 31, 2011 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of June 30, 2007 are:

Period Ending
December 31,
2007	$90,110
2008	80,170
2009	82,257
2010	76,315
2011	19,027
$347,879

Rent expense for the six months ended June 30, 2007 and 2006 was $145,606 and $144,112, respectively.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- RELATED PARTY TRANSACTIONS

The Company paid management fees for the six months ended June 30, 2007 and 2006 to a company owned by a majority shareholder in the amount of $151,218 and $110,999, respectively. As at June 30, 07, there was an amount of $47,000 owing to that entity which was unsecured and non interest bearing.

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

At June 30, 2007, deferred tax assets relating to the U.S. entities consist of the following:

Net operating losses	$2,948,140
Amortization of goodwill	(673,379)
Valuation allowance	(2,274,761)

$-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $7,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2007 the Company has recorded a deferred tax asset of $39,082 related to one of its Canadian subsidiaries.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The following represents the comparative operating results of this division for the three months ended June 30, 2007 and 2006 that is reflected as discontinued operations.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	2007	2006

Net revenues	$-	$282,332

Cost of revenues	-	13,299
General, administrative and selling expenses	-	493,300
Write down of assets and liabilities	-	24,341

-		530,940

Loss before income taxes	-	(248,608)

Provision for income taxes	-	-

Net loss on discontinued operations	$-	$(248,608)

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

The cash flow from Discontinued Operations consists of the following:

	2007	2006

Net (loss) from discontinued operations	$-	$(248,608)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Writedown of assets and liabilities	-	24,341
Net Change in assets and liabilities	(60,761)	119,116

Net Cash provided by (used in) operating activities	(60,761)	(105,151)

Cash flows from investing activities
Acquisition of fixed assets	-	-

Cash provided by (used in) Discontinued Operations	$(60,761)	$(105,151)

Summary of Net Assets (Liabilties) Remaining - Retail Division

June 30
2007
Assets
Cash	$1,266
$1,266

Liabilities

Accrued expenses	$9,615
9,615

Net Assets ( Liabilities ) Remaining	$(8,349)

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Operating segment data for the six months ended June 30, 2007 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total

Revenues	$-	$2,702,421	$7,999,750	$10,702,171
Cost of revenues		1,607,911	5,731,561	7,339,472
Gross profit (loss)		1,094,510	2,268,189	3,362,699
Operating expenses	983,543	1,422,341	1,354,111	3,759,995
Depreciation, amortization and impairment	10,099	74,339	406,974	491,412
Other income (expense)	(1,363,463)	(656)	(38,776)	(1,402,895)
Net income (loss)	(2,357,105)	(402,826)	468,328	(2,291,603)
Segment assets	7,100,833	2,800,162	13,072,156	22,973,151
Fixed Assets, net of depreciation	42,279	69,990	622,161	734,430

Operating segment data for the six months ended June 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total

Revenues	$-	$5,228,900	$8,018,320	$13,247,220
Cost of revenues		2,573,312	5,393,552	7,966,864
Gross profit (loss)		2,655,588	2,624,768	5,280,356
Operating expenses	1,020,621	1,512,105	1,603,056	4,135,782
Depreciation, amortization and impairment	5,664	59,330	435,770	500,764
Other income (expense)	(1,204,340)			(1,204,340)
Net income (loss)	(2,230,625)	1,084,153	585,942	(560,530)
Segment assets	5,336,086	3,579,096	13,211,213	22,126,395
Fixed Assets, net of depreciation	41,802	75,965	707,532	825,299

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 13- SUBSEQUENT EVENTS

In July 2007, the Company obtained a $3.0 million secured convertible debentures from Cornell Capital LLP, of which the proceeds in the amount of $1.8 million were used to make the final balloon payment on the telecom acquisition made in July 2005 with the remaining proceeds to be invested in the growth of the Company’s wireless division. The secured convertible debentures is to be repaid from cash flow with monthly payments of $100k starting August 2nd, 2007.

In July 2007, the Company paid an outstanding management fee in the amount of $47,000 to a company owned by a majority shareholder.

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

Description of Property

TelePlus currently has four locations with its principal office (approximately 3031 square feet) located in Miami, Florida. We also have leased office space in Barrie, Canada (6410 square feet), and Westlake, Ohio. The Company pays monthly rent of $9,400 for Barire, $5,676 for Miami and $2,500 for Westlake. Miami has a lease term of 5 years, while the leases for the Barrie and Westlake locations will end in the second half of 2007.

Results of Operations and Financial Condition

Six Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company generated $10,702,170 of revenues for the six months ended June 30, 2007 as compared to $13,247,220 for the six months ended June 30, 2006, a decrease of $2,545,050 or 19%. The decrease in revenue for the six months ended June 30, 2007 compared to the June 30, 2006 is reflective of the initial loss of wireless customers post acquisition of Liberty Wireless and prior to the full integration of that business. Additionally, the Company completed the migration to a new operating platform which slowed the acquisition of new wireless customers, while strategically positioning the Company for growth in the wireless business segment.

Total Operating Costs and Expenses

Total operating costs and expenses for the six months ended June 30, 2007 were $11,590,878 as compared to $12,603,410 for the six months ended June 30, 2006. This represented a decrease of $1,012,532 or 8%. Of these amounts, $7,339,472 (68% of revenues) and $7,966,864 (60% of revenues), respectively comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $2,187,377 and $2,039,401, advertising and marketing expenses of $178,523 and $515,282 and other general and administrative expenses of $1,248,488 and $1,436,987 is comparable from 2007 to 2006.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of June 30, 2007 the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Captial Partner, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the six months ended June 30, 2007 and 2006 was $193,334 and $142,824, respectively. The Company incurred no warrant expense in the six months ended June 30, 2007 as compared to $182,418 for six months ended June 30, 2006. The Company also recognized amortization of the debt discount on the convertible debenture of $1,645,102 and $1,114,201 for the six months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,569.010 and $956,022 respectively..

Interest expense was $1,133,469 compared to $720,919 for the six months ended June 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,291,603), or $(0.02) per share on a basic and diluted basis for the six months ended June 30, 2007 versus $(560,530), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2006. The loss is attributable to the lower revenue volume, higher implementation costs associated with the migration to the new operating platform and the impact of derivative expenses associated to the Cornell debt facility.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2007 and 2006, respectively, There was no provision due to the carryforward of approximately $7,000,000 of net operating losses as of June 30, 2007, that the Company has reserved in valuation allowances against this deferred tax asset.

Three Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company generated $5,331,941 of revenues for the three months ended June 30, 2007 as compared to $6,449,667 for the three months ended June 30, 2006, a decrease of $1,117,726 or 17%. The decrease in revenue for the quarter ending June 30, 2007 compared to the June 30, 2006 quarter end is reflective of the initial loss of wireless customers post acquisition of Liberty Wireless and prior to the full integration of that business. Additionally, the Company completed the migration to a new operating platform which slowed the acquisition of new wireless customers, while strategically positioning the Company for growth in the wireless business segment.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended June 30, 2007 were $5,861,020 as compared to $6,227,370 for the three months ended June 30, 2006. This represented a decrease of $366,350 or 6%. Of these amounts $3,676,762 (69% of revenues) and $3,839,601 (60% of revenues), respectively comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,144,557, and $1,023,112, advertising and marketing expenses of $104,954 and $298,718 and other general and administrative expenses of $618,517 and $745,066.

Depreciation and amortization expenses include depreciation on the Company’s fixed assets, amortization on the Company’s intangible assets, not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of June 30, 2007 the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Captial Partner, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the three months ended June 30, 2007 and 2006 was $94,185 and $71,412, respectively. The Company also recognized amortization of the debt discount on the convertible debenture of $822,908 and $564,035 for the three months ended June 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,921.754 and $3,015,215 respectively..

Interest expense was $488,812 compared to $486,429 for the three months ended June 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(13,230), or $(0.00) per share on a basic and diluted basis for the three months ended June 30, 2007 versus net income of $2,115,636, or $0.02 per share on a basic and diluted basis for the three months ended June 30, 2006. The loss is attributable to the lower revenue volume, higher implementation costs associated with the migration to the new operating platform and the impact of derivative expenses associated to the Cornell debt facility.

Liquidity and Capital Resources

During the six-month period ended June 30, 2007, the balance in cash and cash equivalents increased by $1,208,643 compared to a decrease of $970,450 for the six-month period ended June 30, 2006 from continuing operations.

As of June 30, 2007, the Company had $4,321,737 in current assets primarily consisting of $2,293,275 in cash and cash equivalent, $1,235,539 in accounts receivable - trade, $274,149 in other accounts receivable and prepaid expenses and other current assets of $407,693.

As of June 30, 2007, the Company had $17,621,585 in current liabilities primarily consisting of $2,660,640 in the current portion of accrued acquisition obligations, $8,357,704 in accounts payable and accrued expenses, and $5,725,855 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. A portion of the derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of June 30, 2007 has a working capital deficiency of $13,299,848. In July 2007, the Company entered into another Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures. The $3,000,000 will be utilized to pay certain obligations of the Company with respect to its accrued acquisition obligations. The Company could generate additional funds through the warrants granted to Cornell however, the Company cannot be certain Cornell will fund upon exercise of these warrants thus the Company cannot rely on the proceeds of these warrants to cure its working capital deficiency.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The increase in cash for the six months ended June 30, 2007 was primarily attributable to the increase in accounts payable and accrued expenses of $3,209,727 offset by expenditures of cash used to acquire businesses of $933,854, use of cash for capital expenditures of $11,118 and deferred connection charges of $57,982.

The decrease in cash for the six months ended June 30, 2006 of was primarily attributable to expenditures of cash used to acquire businesses, $2,240,281 use of cash for capital expenditures of $81,318 offset by the increase in accounts payable and accrued expenses of $1,854,130.

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

During 2006 in connection with the Restatements of the Company’s 2005 annual financial statements, the Audit Committee has reevaluated certain disclosure controls and procedures and internal control over financial reporting. As a result, the Audit Committee has established additional protocols for certifying officers, senior management and the Company’s accounting and finance staff to monitor closely new accounting pronouncements that impact the Company’s financial statements. This includes continuing education of its staff including review of new pronouncements and awareness of those pronouncements being discussed, and the evaluation of their impact on the financial statements and management’s discussion and analysis. The Audit Committee and the Company has also engaged an independent consultant to assist the Company in its reporting process and period-end and annual closings.

Additionally, in 2007 the company has moved its headquarters from Montreal, Quebec to Miami, Florida, all key management positions have been transferred to Miami.  The company’s CFO was unable to relocate to Miami.  The Company and its former CFO had mutually agreed that the company would hire a new CFO located in Miami and an orderly transition would occur. Effective April 16, 2007, the company announced the hiring of new CFO and director which was confirmed by the board of directors.

On March 8, 2007, the Company received an SEC comment letter concerning an 8-K filed regarding the change of auditors. The Company informed in its January 9, 2007 8-K that in connection with the audit of the Company's 2005 financial statements, and in the subsequent interim period, the only issue raised by the Former Accountant (Mintz & Partners LLP) was that at the end of the quarter ended September 30, 2006, the Former Accountant advised the Company of what it believed was an accounting error, that while significant in accounting terms, was not material at the time with regards to the Company’s financial result and could, if not corrected, have an estimated negative impact on the Company’s financial statements and may have caused the Former Accountant to have a disagreement at year end - which if unresolved, could have been mentioned in the Former Accountant’s report. Said error relates to the accounting treatment of conversion of convertible debentures and was discussed with the Company’s Audit Committee.

Subsequent to this disclosure, during the preparation of the Company’s 2006 Financial Statements, management changed its method in accounting for the conversion of debt to equity calculation. Our independent auditors agreed with this adjustment and such adjustments have been made in the year end results for year ending December 31, 2006 and had no impact on the prior year ended December 31, 2005.. The Company has reviewed the impact on prior reporting periods and has filed an amendment to June 30, 2006 10QSB.

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

Breach of contract: Former landlord of leased office space in Montreal, Quebec has filed lawsuit in Montreal, Quebec against the Company.  The Company effectively terminated the lease March 31, 2007 and is reviewing the merits of said lawsuit and will vigorously defend the case.

The following claim has been instigated by the Company:

On February 1, 2007 the Company’s subsidiary, Teleplus Wireless, Corp. d/b/a Liberty Wireless (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement.  The lawsuit was filed in the U.S. District Court for the Southern District of Florida. Currently, Liberty has alleged damages in the amount of approximately $975,000. MTS has since filed a counterclaim alleging breach of the MVNE Agreement for failure to pay invoices that have been contested by Liberty.

Item 2.              Changes In Securities.

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

April 26, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $5,317.

May 17, 2007 the Company issued 4,166,667 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $4,254.

July 03, 2007 the Company issued 4,000,000 shares to Cornell as a fee in connection with the $3,000,000 loan on July 3, 2007. Shares were valued at $120,000.

July 16, 2007 the Company issued 1,470,588 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $35,000

Item 3.  Defaults On Senior Securities

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2007.

TELEPLUS WORLD, CORP.

Date: August 14, 2007	By:	/s/ Marius Silvasan
Marius Silvasan Chief Executive Officer

Date: August 14, 2007	By:	/s/ Cris Neely
Cris Neely Chief Financial Officer

Date: August 14, 2007	By:	/s/ Michael Karpheden
Michael Karpheden Director

Date: August 14, 2007	By:	/s/ Hakan Wretsell
Hakan Wretsell Director

Date: August 14, 2007	By:	/s/ Gordon Chow
Gordon Chow Director

Date: August 14, 2007	By:	/s/ Nicholas Shamy
Nicholas Shamy Director

Date: August 14, 2007	By:	/s/ Carlos Cardelle
Carlos Cardelle Director