Form 10QSB/A
period 2006-09-30
Teleplus World, Corp.
filed 2007-09-17
CIK 1133754

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

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB (the “Form 10-QSB”) of Teleplus World, Corp. (the Company) for its quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on November 14, 2006 to reflect an error in the adjusting entries made in the accounting of the conversion of the convertible debentures into shares of common stock.  The effects of this adjustment are disclosed in footnote 15 to the financial statements. Additionally, the related adjustments have been made in the Management Discussion and Analysis section. Except as otherwise expressly stated for the items amended in this Form 10-QSB/A, this Amendment continues to speak as of the date of the filing of the Quarterly Report on Form 10-QSB, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Quarterly Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Quarterly Report on Form 10-QSB.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) (Restated) and December 31, 2005 (Audited)	5

	Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 (Restated) and 2005 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (Restated) and 2005 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 2.	Changes In Securities	68

Item 4.	Submission of Matters To A Vote Of Security Holders	68

Item 5.	Other Information	68

Item 6.	Exhibits	68

SIGNATURES		70

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

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) (Restated) and December 31, 2005 (Audited)	5

Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2006 (Restated) and 2005 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine and Three Months Ended September 30, 2006 (Restated) and 2005 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	9

	IN US$
	(Restated)
	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,583,747	$2,604,915
Accounts receivable, net - trade	1,327,447	1,389,698
Other accounts receivable	188,550	156,029
Income taxes receivable	-	31,130
Inventory	160,120	-
Prepaid expenses and other current assets	489,451	118,016
Assets held from discontinued operations	1,850	1,075,367

Total Current Assets	3,751,165	5,375,155

Fixed assets, net of depreciation	829,028	843,635

Other Assets:
Intangible assets, net	7,177,763	7,435,564
Goodwill	9,362,457	9,358,127
Deferred financing fees, net of amortization	1,027,705	825,732
Deferred connection charges, net of amortization	168,506	81,295
Deferred income taxes	37,157	35,506

Total Other Assets	17,773,588	17,736,224

TOTAL ASSETS	$22,353,781	$23,955,014

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,384,198	$1,955,797
Current portion of accrued acquisition obligations	3,577,826	5,243,758
Unearned revenue	908,284	1,265,479
Derivative liability	9,891,481	9,088,287
Warrant liability	182,418	-
Liabilities held from discontinued operations	109,851	1,043,344

Total Current Liabilities	19,054,058	18,596,665

Long-term Liabilities:
Convertible debentures, net of discount	3,226,478	1,626,192
Accrued acquisition obligations, net of current portion	2,461,236	6,213,720

Total Long-term Liabilities	5,687,714	7,839,912

Total Liabilities	24,741,772	26,436,577

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares authorized and 2,000,000shares issued and outstanding	-	2,000
Common stock, $0.001 Par Value; 600,000,000 shares authorized and 113,689,057shares issued and outstanding	113,689	86,404
Additional paid-in capital	6,009,013	4,097,891
Accumulated deficit	(8,940,917)	(6,579,272)
Accumulated other comprehensive income (loss)	430,224	(88,586)

Total Shareholders' Equity	(2,387,991)	(2,481,563)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$22,353,781	$23,955,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER, 2006 AND 2005
(UNAUDITED)

	IN US$
	NINE MONTHS ENDED SEPTEMEBR 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$19,073,134	$4,281,273	$5,825,914	$3,717,785

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	12,102,829	2,792,363	4,135,965	2,494,722
Payroll, professional fees and related expenses	3,093,131	973,021	1,053,730	643,667
Advertising and marketing expenses	669,977	187,942	154,695	63,076
Office rent and expenses	224,605	60,594	80,493	40,025
Warrant expense	182,418	-	-	-
Other general and administrative expenses	2,156,823	329,908	719,836	171,075
Depreciation and amortization	739,592	237,419	238,828	223,496

Total Operating Expenses	19,169,375	4,581,247	6,383,547	3,636,061

OPERATING INCOME (LOSS)	(96,241)	(299,974)	(557,633)	81,724

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(238,959)	(140,321)	(96,135)	(4,076)
Amortization of debt discount	(1,932,545)	-	(818,344)	-
Interest expense	(1,515,463)	(231,378)	(794,544)	(141,337)
Gain on conversion of convertible debentures	-	-	-	-
Gain (loss) on derivative liability	1,670,171	-	714,149	-
Total Other Income (Expense)	(2,016,796)	(371,699)	(994,874)	(145,413)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,113,037)	(671,673)	(1,552,507)	(63,689)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,113,037)	(671,673)	(1,552,507)	(63,689)
Net loss from discontinued operations	(248,608)	(1,034,368)	-	(314,010)

NET INCOME (LOSS)	$(2,361,645)	$(1,706,041)	$(1,552,507)	$(377,699)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$-	$(0.00)
	$(0.02)	$(0.02)	$(0.02)	$(0.00)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.00)
From discontinued operations	$(0.00)	$(0.01)	$-	$(0.00)
	$(0.02)	$(0.02)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	92,330,744	76,303,117	103,058,501	80,681,289

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	250,587,173	87,638,117	250,587,173	87,638,117

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,361,645)	$(1,706,041)	$(1,552,507)	$(377,699)
Other comprehensive income (loss)
Currency translation adjustments	518,810	(12,972)	(88,749)	33,929
Accumulated other comprehensive income (loss)	$(1,842,835)	$(1,719,013)	$(1,641,256)	$(343,770)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	IN US$
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(2,113,037)	$(671,673)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,663	72,051
Amortization of intangible assets	557,929	165,368
Issuance of common shares for compensation	45,125	2,000
Employee compensation for stock options	5,493	-
Amortization of deferred finance fees	238,959	140,321
Warrants issued to raise capital	182,418	-
Amortization of convertible debt discount	1,932,545	-
(Gain) on derivative liability	(1,670,171)	-
Accretion of interest	717,741	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	62,997	(97,817)
(Increase) decrease in other accounts receivable	(185,346)	315,928
Decrease in income tax receivable	31,913	-
(Increase) decrease in inventory	(160,120)	6,381
(Increase) in prepaid expenses and other current assets	(371,434)	(171,718)
Increase in accounts payable and accrued expenses	2,590,084	(406,600)
Increase (decrease) in unearned revenue	(337,719)	138,491
Total adjustments	3,822,077	164,405

Net cash provided by (used in) operating activities	1,709,040	(507,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(4,836,259)	(5,135,187)
Cash acquired from acquisitions		810,843
Acquisitions of fixed assets	(129,992)	(23,010)
(Increase) in deferred connection charges	(116,825)	-

Net cash (used in) investing activities	(5,083,076)	(4,347,354)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	318,400
Proceeds from promissory notes	-	4,817,555
Proceeds from Convertible Debenture ( Net )	2,545,620
Payments of finance fees	(32,795)	-

Net cash provided by financing activities	2,512,825	5,135,955

Effect of foreign currency	19,485	(12,972)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS - CONTINUING OPERATIONS	(841,726)	268,361

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(179,442)	462,841

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD - CONTINUING OPERATIONS	2,604,915	301,544

CASH AND CASH EQUIVALENTS - END OF PERIOD - CONTINUING OPERATIONS	$1,583,747	$1,032,746

CASH PAID DURING THE PERIOD FOR:
Interest expense	$9,561	$-

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

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB/A and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

As shown in the accompanying financial statements the Company has a working capital deficiency of $15,302,893 as of September 30, 2006 due to accrued acquisition obligations of $3,577,826 that have been classified as current liabilities, as well as $9,891,481 in derivative liability associated with the convertible debenture issued in December 2005. The Company in July 2006 issued another convertible debenture in the amount of $3,000,000 under a three-year arrangement to assist in the payment of the outstanding acquisition obligations. The Company has discontinued operations of its retail operations which had a negative impact on operating cash flows.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As stated in Note 14, to the September 30, 2006 condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made in the accounting for the conversions of the convertible debentures with Cornell Capital to shares of common stock.

The net effect of these adjustments on the previously issued September 30, 2006 condensed consolidated financial statements was as follows:

•	An increase in the net loss for the nine months ended September 30, 2006 of $1,484,379 from ($877,266) to a net loss of ($2,361,645);
•	An increase in the net loss for the three months ended September 30, 2006 of $997,737 from ($554,770) to a net loss of ($1,552,507);
•	An increase in the accumulated deficit of $1,484,379 from ($7,456,538) to ($8,940,917) at September 30, 2006;
•	An increase in additional paid-in capital of $526,635 from $5,482,378 to $6,009,013 at September 30, 2006;
•	An increase in the derivative liability of $1,144,603 from $8,746,878 to $9,891,481 at September 30, 2006; and
•	A decrease in convertible debentures of $186,859 from $3,413,337 to $3,226,478 at September 30, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other intangible assets consist of trade names, with an estimated useful life of 20 years and customer lists, with an estimated useful life of 8 years, of companies acquired by the Company and are reflected below:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized Intangible Assets:

Trade Names	$3,891,675	$223,095	$3,668,580
Customer Lists	$4,186,062	$676,879	$3,509,183

Amortization Expense:

For the nine months ended September 30, 2006	$557,929
For the nine months ended September 30, 2005	165,368

Estimated Amortization Expense:

For the three months ended December 31, 2006	$187,876
For the year ended December 31, 2007	751,504
For the year ended December 31, 2008	701,504
For the year ended December 31, 2009	701,504
For the year ended December 31, 2010 through 2025	4,835,375

Total	$7,177,763

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2004	$-

Increases in goodwill on acquisitions made	1,116,243
Impairment of goodwill	-

Balance - December 31, 2004	1,116,243

Increases in goodwill on acquisitions made	8,241,884
Impairment of goodwill	-

Balance - December 31, 2005	9,358,127

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment to goodwill	127,143
Impairment of goodwill	-

Balance - March 31, 2006	9,485,270

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment to goodwill	(414,394)
Impairment of goodwill	-

Balance - June 30, 2006	9,070,876

Increases in goodwill on acquisitions made	-
Adjustment of purchase price resulting in adjustment to goodwill	291,581
Impairment of goodwill	-

Balance - September 30, 2006	$9,362,457

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 148,275,689 shares of the Company’s common stock as of September 30, 2006 and are carried at fair value of $9,891,481.

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

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2006	September 30, 2005
	(Restated)

Net loss	$(2,361,645)	$(1,706,041)

Weighted-average common shares
Outstanding (Basic)	92,330,744	76,303,117

Weighted-average common stock Equivalents
Convertible debentures	78,571,429	-
Stock options	10,685,000	11,335,000
Warrants	69,000,000	-

Weighted-average common shares
Outstanding (Diluted)	250,587,173	87,638,117

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148 (“Accounting for Stock Based Compensation - Transition and Disclosure”), the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

	Nine Months Ended September 30,
	2006	2005
	(Restated)
Net income (loss):
As reported	$(2,361,645)	$(1,706,041)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5,493	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(-)	(76,000)
Pro forma	$(2,356,152)	$(1,782,041)
Net income (loss) per share:
As reported:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Pro forma:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

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

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2006 were as follows:

	Estimated Useful Lives (Years)	September 30, 2006	December 31, 2005

Equipment	5	$212,869	$183,174
Furniture and fixtures	7	122,840	92,504
Business software	3-10	856,178	809,664
Computer hardware	5	355,927	299,687
Leasehold improvements	5	26,499	25,653

		1,574,313	1,410,682
Less: accumulated depreciation		745,285	567,047
Fixed assets, net		$829,028	$843,635

There was $148,830 and $41,096 charged to operations depreciation expense for the nine months ended September 30, 2006 and 2005 respectively.

NOTE 4-	ACQUISTIONS

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

	Freedom Phone Lines	Avenue Reconnect	Telizon and One Bill	Liberty Wireless	Maximo

Cash	$185,194	$7,784	$617,844	$707,000	$-
Accounts receivables	74,497	13,546	1,262,285	-	-
Prepaid and other current assets	-	15,936	41,285	-	-
Fixed assets	21,640	18,868	739,428	-	-
Other intangible assets	162,950	85,765	6,414,820	1,100,000	-
Goodwill	731,262	530,933	1,933,834	872,321	30,000
Deferred taxes	-	-	33,796	-	-
Accounts payable and accrued expenses	(220,030)	(31,547)	(1,298,243)	-	-
Unearned revenue	(45,503)	-	(353,727)	(707,000)	-

Net assets acquired at fair value	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

Total Consideration:

Cash (a) (b)	$582,010	$641,285	$9,391,322	$1,972,321	$30,000
Common stock (c)	328,000	-	-	-	-

	$910,010	$641,285	$9,391,322	$1,972,321	$30,000

(a)	In the One Bill, Inc. acquisition, $4,723,000 of the cash is payable after March 2006
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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $1,670,171 recognized for the nine months ended September 30, 2006.

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

Interest expense on the convertible debentures was $1,515,463 for the nine months ended September 30, 2006 and interest on the promissory notes for the nine months ended September 30, 2005 was $231,378. Accrued interest at September 30, 2006 is $910,510.

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

Warrants	Exercise Price	Date Issued	Term
9,000,000	$0.25	12/13/2005	3 years
4,000,000	$0.20	12/13/2005	3 years
10,000,000	$0.38	12/13/2005	3 years
10,000,000	$0.25	12/13/2005	3 years
1,000,000	$0.4485	1/1/2006	5 years
1,000,000	$0.6728	1/1/2006	5 years
5,000,000	$0.11	7/28/2006	3 years
10,000,000	$0.13	7/28/2006	3 years
10,000,000	$0.15	7/28/2006	3 years
5,000,000	$0.18	7/28/2006	3 years
4,100,000	$0.15	9/26/2006	3 years
69,100,000

NOTE 8-	COMMITMENTS AND CONTINGENCIES

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

: The cash flow from Discontinued Operations consists of the following:

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

Operating segment data for the nine months ended September 30, 2006 are as follows:

	Corporate	Wireless Services	Telecom Services	Total
Revenues	$-	$7,072,045	$12,001,090	$19,073,135
Cost of revenues	-	3,921,405	8,181,424	12,102,829
Gross profit (loss)	-	3,150,640	3,819,666	6,970,306
Operating expenses	1,782,253	2,221,028	2,323,673	6,326,954
Depreciation, amortization and impairment	8,496	91,801	639,295	739,592
Other income (expense)	(2,015,405)	-	(1,391)	(2,016,796)
Net income (loss)	(3,806,154)	837,811	855,307	(2,113,036)
Segment assets	5,872,683	3,171,771	13,309,327	22,353,781
Fixed Assets, net of depreciation	48,245	103,494	677,289	829,028

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

NOTE 14-	RESTATED FINANCIAL STATEMENTS

As stated in Note 1, to the condensed consolidated financial statements, the Company has restated its’ condensed consolidated financial statements to account for the following transactions:

•	To correct an error in the adjusting entries made in the accounting for the conversions of the convertible debentures with Cornell Capital to shares of common stock.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 14-	RESTATED FINANCIAL STATEMENTS (CONTINUED)

The net effect of these adjustments on the previously issued June 30, 2006 condensed consolidated financial statements was as follows:

•	An increase in the net loss for the nine months ended September 30, 2006 of $1,484,379 from ($877,266) to a net loss of ($2,361,645);
•	An increase in the net loss for the three months ended September 30, 2006 of $997,737 from ($554,770) to a net loss of ($1,552,507);
•	An increase in the accumulated deficit of $1,484,379 from ($7,456,538) to ($8,940,917) at September 30, 2006;
•	An increase in additional paid-in capital of $526,635 from $5,482,378 to $6,009,013 at September 30, 2006;
•	An increase in the derivative liability of $1,144,603 from $8,746,878 to $9,891,481 at September 30, 2006; and
•	A decrease in convertible debentures of $186,859 from $3,413,337 to $3,226,478 at September 30, 2006.

TELEPLUS ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 14-	RESTATED FINANCIAL STATEMENTS (CONTINUED)

The following represents a summary of the corrections relating to the accounting error:

Summary of Restatement Items:

For the nine and three months ended September 30, 2006:

	As Previously Reported	As Restated	Change
Balance Sheet items:
Derivative liability	8,746,878	9,891,481	1,144,603
Convertible debentures	3,413,337	3,226,478	(186,859)
Additional paid-in capital	5,482,378	6,009,013	526,635

Statement of Operations items (Nine months):
Accretion of interest expense	-	(717,741)	(717,741)
Gain on conversion of debentures	145,400	-	(145,400)
Gain (loss) on derivative liability	2,291,409	1,670,171	(621,238)

Net effect on net income (loss) and accumulated deficit			(1,484,379)
Net effect on earnings (loss) per share			$(0.01)

Statement of Operations items (Three months):
Accretion of interest expense	(322,831)	(794,544)	(471,713)
Gain on conversion of debentures	90,480	-	(90,480)
Gain (loss) on derivative liability	1,149,693	714,149	(435,544)

Net effect on net income (loss)			(997,737)
Net effect on earnings (loss) per share			$(0.01)

Corresponding line items in the consolidated statements of cash flows for the nine months ended September 30, 2006 to the changes noted above in the consolidated statements of operations for the nine months ended September 30, 2006 have also been made. There was no change in the net decrease in cash and cash equivalents for the nine months ended September 30, 2006.

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

Results of Operations and Financial Condition

Nine Months Ended September 30, 2006 versus September 30, 2005

Total Operating Revenues

The Company generated $19,073,134 of revenues for the nine months ended September 30, 2006 as compared to $4,281,273 for the nine months ended September 30, 2005, an increase of $14,791,861 or 346%. The increase was attributable to the acquisitions made by the Company since June 30, 2005. The total operating revenues for the nine months ended September 30, 2005 including the recent acquisitions were $30,567,974 on a proforma basis. The Company had a decrease of 37% when comparing to this amount. The decrease from period to period is the result of the Company’s transition and removal of certain lower profitable customers. The Company’s primary business for the nine months ended September 30, 2005 was the retail business which was discontinued. The Company in July 2005, acquired Telizon, which was the primary revenue source for continuing operations in the nine months ended September 30, 2005.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the nine months ended September 30, 2006 was $238,959. The Company also recognized amortization on the debt discount on the convertible debentures of $1,932,545 for the nine months ended September 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,670,171 related to the freestanding derivatives associated with the Cornell financing. There were no corresponding comparable amounts for these items for the nine months ended September 30, 2005 due to the financing occurring December 13, 2005 and July 28, 2006.

Interest expense was $1,515,463 including $717,741 in accretion of interest compared to $231,378 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,113,037), or $(0.02) per share on a basic and diluted basis for the nine months ended September 30, 2006 versus $(671,673), or $(0.01) per share on a basic and diluted basis for the nine months ended September 30, 2005.. The Company’s other income (expense) reflected in the nine months ended September 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

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

Three Months Ended September 30, 2006 versus September 30, 2005

Total Operating Revenues

The Company generated $5,825,914 of revenues for the three months ended September 30, 2006 as compared to $3,717,785 for the three months ended September 30, 2005, an increase of $2,108,129 or 157%. The increase is the result of the acquisitions the Company made. The Company has been successful in increasing business for its acquired Company’s since they were initially acquired. The Company anticipates further increases during the year.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Capital Partners, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005 and July 28, 2006. The amortization charge for the three months ended September 30, 2006 was $96,135. The Company also recognized amortization on the debt discount on the convertible debenture of $818,344 for the three months ended September 30, 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $714,149 related to the freestanding derivatives associated with the Cornell financing.

There were no corresponding comparable amounts for these items for the three months ended September 30, 2005 due to the financing occurring December 13, 2005 and July 28, 2006.

Interest expense was $794,544 including $471,713 in accretion of interest compared to $141,337 for the three months ended September 30, 2006 and 2005, respectively. Interest expense increased due to the increase in the Company’s borrowings.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of ($1,552,507), or ($0.02) per share on a basic and ($0.02) per share on a diluted basis for the three months ended September 30, 2006 versus ($63,689), or ($0.00) per share on a basic and diluted basis for the three months ended September 30, 2005. The Company’s other income (expense) reflected in the three months ended September 30, 2006 is due in large part to the financing with Cornell Capital. The operating income (loss) lines in the condensed consolidated statements of operations is the true indicator of the Company’s performance during the period.

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

As of September 30, 2006, the Company had $3,751,165 in current assets primarily consisting of $1,583,747 in cash and cash equivalent, $1,327,447 in accounts receivable – trade, $188,550 in other accounts receivable and a refundable deposit included in prepaid expenses and other current assets of $489,451.

As of September 30, 2006, the Company had $19,054,058 in current liabilities primarily consisting of $3,577,826 in the current portion of accrued acquisition obligations, $4,384,198 in accounts payable and accrued expenses, and $9,891,481 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005 and July 28, 2006. The $9,891,481 derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of September 30, 2006 has a working capital deficiency of $15,302,893. The Company could generate additional funds through the warrants granted to Cornell, however, with the stock price below exercise price levels, the Company cannot rely on these proceeds at this time to cure their working capital deficiency.

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

We Are Currently Involved in Legal Proceedings

As more fully described in Part II – Other Information, Item 1. Legal Proceedings, the Company is involved in various legal proceedings which may materially affect the cash flows or results of  its operations should there be unfavorable resolutions.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

From 2003 up through December 31, 2005, we have not been profitable and have lost money on both a cash and overall basis. For the nine months ended September 30, 2006, we recognized a net loss of $(2,361,645), including a loss from discontinued operations of $(248,608), and our accumulated deficit was $(8,940,917). No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We Are Subject To A Working Capital Deficit

As of September 30, 2006, we had a working capital deficit of $15,302,893, and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Marius Silvasan, our Chief Executive Officerand Tom Davis, our Chief Operating Officer. The loss of the services of any of the foregoing persons could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on any of the foregoing persons. We also have other key employees who manage our operations and if were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

TELEPLUS WORLD, CORP

Date: July 13, 2007	By:	/s/
Marius Silvasan
Chief Executive Officer

Date: July 13, 2007	By:	/s/
Marius Silvasan
Acting Chief Financial Officer