Form 10QSB/A
period 2006-09-30
Teleplus World, Corp.
filed 2007-09-20
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Amendment No 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No.2 to Form 10-QSB/A is to amend Amendment No. 1 of the Quarterly Report on Form 10-QSB (the “Form 10-QSB”) of Teleplus World, Corp. (the Company) for its quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on September 17, 2006 to reflect the updated date and signatures as contained in Item 2 Exhibits. The effects of this change have been made in

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

Except as otherwise expressly stated for the items amended in this Amendment No. 2 to Form 10-QSB/A, this Amendment continues to speak as of the date of the filing of the Quarterly Report on Form 10-QSB, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Quarterly Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Quarterly Report on Form 10-QSB.

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

	Notes to Condensed Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of September 2007.

TELEPLUS WORLD, CORP..

Date: September 19, 2007	By:	/s/
Marius Silvasan Chief Executive Officer

Date: September 19, 2007	By:	/s/
Cris M. Neely Chief Financial Officer