Form 10QSB
period 2007-09-30
Teleplus World, Corp.
filed 2007-11-14
CIK 1133754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number 000-49628

TELEPLUS WORLD, CORP.
(Exact Name of Registrant as Specified In Its Charter)

NEVADA	90-0045023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6101 Blue Lagoon Drive, Suite 450, Miami, Florida, 33126
(Address of Principal Executive Offices)(Zip Code)

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
Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐ No: ☒

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 01 , 2007:

Class	Number of Shares
Common Stock, $0.001 par value	155,455,090

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2007 and 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Changes In Securities	56

Item 4.	Submission of Matters To A Vote Of Security Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

SIGNATURES		59

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

TELEPLUS WORLD, CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2007 (Unaudited)	5

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine and Three Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	7

Notes to Consolidated Financial Statements	9

TELEPLUS WORLD, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS
IN US$

SEPTEMBER 30,
2007
(UNAUDITED)
Current Assets:
Cash and cash equivalents	$778,464
Accounts receivable, net - trade	1,668,952
Other accounts receivable	424,498
Inventory	90,914
Prepaid expenses and other current assets	267,246
Assets held from discontinued operations	1,884

Total Current Assets	3,231,958

Fixed assets, net of depreciation	732,214

Other Assets:
Intangible assets, net	7,094,532
Goodwill	9,532,944
Deferred financing fees, net of amortization	832,036
Deferred connection charges, net of amortization	261,659
Deferred income taxes	41,696

Total Other Assets	17,762,867

TOTAL ASSETS	$21,727,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$7,702,164
Current portion of accrued acquisition obligations	747,070
Current portion of convertible debentures	1,200,000
Unearned revenue	705,302
Derivative liability	8,027,730

Total Current Liabilities	18,382,266

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,820,746
Convertible debentures, net of discount	4,843,530

Total Long-term Liabilities	6,664,276

Total Liabilities	25,046,542

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized	-
Common stock, $0.001 Par Value; 600,000,000 shares authorized
and 150,913,027 shares issued and outstanding	150,913
Additional paid-in capital	9,279,381
Accumulated deficit	(14,127,303)
Accumulated other comprehensive income	1,377,506

Total Shareholders' Equity (Deficit)	(3,319,503)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$21,727,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTMBER 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$16,397,711	$19,073,134	$5,695,541	$5,825,914

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	11,546,026	12,102,829	4,206,554	4,135,965
Payroll, professional fees and related expenses	3,449,752	3,093,131	1,262,375	1,053,730
Advertising and marketing expenses	243,009	669,977	64,486	154,695
Office rent and expenses	210,782	224,605	65,176	80,493
Other general and administrative expenses	1,463,178	2,156,823	214,690	719,836
Depreciation and amortization	755,827	739,592	264,415	238,828
Loss on goodwill impairment	843,571	-	843,571	-

Total Operating Expenses	18,512,145	18,986,957	6,921,267	6,383,547

OPERATING INCOME (LOSS)	(2,114,434)	86,177	(1,225,726)	(557,633)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(312,582)	(238,959)	(119,248)	(96,135)
Warrant expense	-	(182,418)	-	-
Amortization of debt discount	(2,683,788)	(1,932,545)	(1,038,686)	(818,344)
Interest expense	(2,621,320)	(1,515,463)	(1,487,851)	(794,544)
Gain (loss) on debt extinguishment	(65,690)	-	(65,690)	-
Gain (loss) on derivative liability	2,958,254	1,670,171	1,389,244	714,149

Total Other Income (Expense)	(2,725,126)	(2,199,214)	(1,322,231)	(994,874)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(4,839,560)	(2,113,037)	(2,547,957)	(1,552,507)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,839,560)	(2,113,037)	(2,547,957)	(1,552,507)
Net loss from discontinued operations	(9,697)	(248,608)	(9,697)	-

NET INCOME (LOSS)	$(4,849,257)	$(2,361,645)	$(2,557,654)	$(1,552,507)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.04)	$(0.02)	$(0.02)	$(0.02)
From discontinued operations	$-	$-	$-	$-
	$(0.04)	$(0.02)	$(0.02)	$(0.02)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$-	$(0.02)	$-	$(0.02)
From discontinued operations	$-	$-	$-	$-
	$-	$(0.02)	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	136,021,413	92,330,744	146,896,908	103,058,501

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	968,254,162	250,587,173	968,254,162	250,587,173

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,849,257)	$(2,361,645)	$(2,557,654)	$(1,552,507)
Other comprehensive income (loss)
Currency translation adjustments	1,301,528	518,810	543,679	(88,749)
Accumulated other comprehensive income (loss)	$(3,547,729)	$(1,842,835)	$(2,013,975)	$(1,641,256)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(4,839,560)	$(2,113,037)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	186,045	181,663
Amortization of intangible assets	569,783	557,929
Goodwill impairment	843,571
Accretion of interest expenes	1,560,942	717,741
Loss on extinguishment on debt	65,691	-
Issuance of common shares for compensation	93,286	45,125
Employee compensation for stock options	27,597	5,493
Amortization of deferred finance fees	312,582	238,959
Warrants issued to raise capital	-	182,418
Amortization of convertible debt discount	2,683,788	1,932,545
(Gain) on derivative liability	(2,958,254)	(1,670,171)

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	(430,598)	62,997
(Increase) in other accounts receivable	(201,726)	(185,346)
Decrease in income tax receivable	-	31,913
(Increase) decrease in inventory	30,341	(160,120)
(Increase) decrease in prepaid expenses and other current assets	168,225	(371,434)
Increase in accounts payable and accrued expenses	2,394,829	2,590,084
Decrease in unearned revenue	(91,960)	(337,719)
Total adjustments	5,254,142	3,822,077

Net cash provided by operating activities	414,582	1,709,040

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(2,634,182)	(4,836,259)
Acquisitions of fixed assets	(19,526)	(129,992)
(Increase) in deferred connection charges	(104,192)	(116,825)

Net cash (used in) investing activities	(2,757,900)	(5,083,076)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees	(325,000)	(32,795)
Proceeds from Convertibel Debenture (Net)		2,545,620
Proceeds from New Convertibel Debenture	3,000,000
Repayment of debt	(200,000)

Net cash provided (use in) by financing activities	2,475,000	2,512,825

Effect of foreign currency	(408,292)	19,485

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS	(276,610)	(841,726)

CASH USED IN DISCONTINUED OPERATIONS	(80,622)	(179,442)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,145,393	2,604,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$788,161	$1,583,747

CASH PAID DURING THE PERIOD FOR:
Interest expense	$91,514	$9,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	IN US$
	2007	2006
		(Restated)
SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 22,828,756 shares of common stock in 2007, 6,855,271 in 2006	$1,040,000	$1,050,000
Issued 175,000 shares of common stock to directors of Company for services rendered.2007, 180,000 in 2006	$10,500	$34,200
Issued 656,702 shares of common stock to a non related third party for services rendered.in 2007, 57,500 in 2006	$45,092	$10,925
Issued 430,000 shares of common stock in connection with company acquisitions in 2006	$-	$355,400
Issued 471,150 shares of common stock for employee compensation in 2007	$37,692	$-
Issued 20,000,000 shares of common stock in exchange for 2,000,000 Class A preferred shares	$-	$20,000
Issued 4,000,000 shares of common stock to Cornell Capital Patners in connection with a $3,000,0000 convertible debt issued July 2007, 400,000 to Cornell Capital Patners in connection with $3,000,0000 convertible debt issued July 2006	$160,000	$64,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2007 (Unaudited)

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Nine and Three Months Ended
September 30, 2007 (Unaudited) and 2006 (Unaudited)

Notes to Consolidated Financial Statements

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of operation and cash flows for the three and nine months ended September 30 2007 and 2006 not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 contained in Form 10KSB filed on April 2, 2007.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

The Company has filed an amendment to the quarterly report on Form 10-QSB for its nine and three months period ended September 30, 2006 to reflect the management changed its method in accounting for the conversion of debt to equity calculation.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

	As of September 30, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Trade Names	$4,243,026	$454,829	$3,788,197
Customer Lists	$4,682,536	$1,376,201	$3,306,335

Amortization Expense:

For the nine months ended September 30, 2007		$569,783
For the nine months ended September 30, 2006		$557,929

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)

The changes in goodwill is as follows:

Goodwill:

Balance - January 1, 2007	$9,721,975

Increases in goodwill on acquisitions made	34,027
Impairment of goodwill	-

Balance - March 31, 2007	9,756,002

Increases in goodwill on acquisitions made	344,689
Impairment of goodwill	-

Balance - June 30, 2007	10,100,691

Increases in goodwill on acquisitions made	275,824
Impairment of goodwill	(843,571)

Balance - September 30, 2007	9,532,944

Based upon an impairment analysis completed in Q3 2007, the Company recorded an impairment charge ($843,571) in goodwill.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 814,432,749 shares of the Company’s common stock as of September 30, 2007 and are carried at fair value of $8,027,730.

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:
	September 30	September 30
	2007	2006

Net loss	$(4,849,257)	$(2,361,645)

Weighted-average common shares
Outstanding (Basic)	136,021,413	92,330,744

Weighted-average common stock
Equivalents
Convertible debentures	671,432,749	78,571,429
Stock options	11,700,000	10,685,000
Warrants	149,100,000	69,000,000

Weighted-average common shares
Outstanding (Diluted)	968,254,162	250,587,173

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3- FIXED ASSETS

Fixed assets as of September 30, 2007 were as follows :

	Estimated Useful Lives (Years)	September 30, 2007

Equipment	5	215,110
Furniture and fixtures	7	149,205
Business software	3-10	970,493
Computer hardware	5	408,020
Leasehold improvements	5	34,336

Total Cost of Fixed Assets		1,777,164
Less: accumulated depreciation		1,044,950
Fixed assets, net		$732,214

There was $146,373 and $148,830 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006 respectively.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5- ACCRUED ACQUISITION OBLIGATIONS

The Company has recorded $2,567,816 in accrued acquisition obligations as of September 30, 2007. Included in this amount is $2,458,816 which is payable on an earn-out basis from 2007 operations based on the achievement of specific benchmarks by the 1523813 Ontario Limited, Avenue Reconnect, Inc., and Telizon Inc., and 15000536 Ontario Inc. acquisitions. During the nine months ended September 30, 2007 and 2006, the Company paid out $2,634,182 and $4,836,259, respectively of accrued acquisition obligations.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

On July 28, 2006, the Company entered into a second SPA with Cornell Capital Partners, LP (“Cornell”) pursuant to which the Company issued to Cornell $3,000,000 in secured convertible debentures dated as of July 28, 2006. The debentures were fully funded on July 28, 2006, are convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the lesser of (a) $0.20 or (b) 90% of the lowest volume weighted average price of common stock for thirty trading days immediately preceding the conversion date. The Company has the option to redeem a portion or all of the amounts outstanding under the debentures prior to the maturity date of the debentures. The debentures have a term of three years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The debentures are secured by certain pledged assets of the Company. The parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Cornell, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, and applicable state securities laws.

In connection with the SPA, the Company also issued Cornell the following warrants to purchase shares of common stock:

a)	5,000,000 at $0.11;
b)	10,000,000 at $0.13;
c)	10,000,000 at $0.15; and
d)	5,000,000 at $0.18

On July 3, 2007, the Company entered into a third Securities Purchase Agreement ("SPA") with Cornell Capital Partners, LP pursuant to which the Company issued to Cornell Three Million Dollars ($3,000,000) in secured convertible debentures (the "Debentures") of even date with the SPA. The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety-five percent (90%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company shall make mandatory redemptions ("Mandatory Redemption") consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Cornell, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

In connection with the SPA the Company also issued Cornell a warrant to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company's common stock to Cornell.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Through September 30, 2007 $2,590,000 of the debt has been converted to equity and $200,000 has been repaid. Accordingly, as of September 30, 2007 the Company has $12,435,000 outstanding in convertible debentures. During the nine months ended September 30, 2007, $1,040,000 of convertible debentures were converted into 22,828,756 shares of common stock.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006(UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

Amended and Restated Subsidiary Security Agreement. The Company entered into an amended and restated subsidiary security agreement dated December 13, 2005. The material terms of the amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell.

Each of the three convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivatives do not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $2,958,254 and $1,670,171 respectively recognized for the nine months period ended September 30, 2007 and 2006

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.

The allocation of the proceeds of the convertible debenture to the warrants and the conversion feature resulted in discounts to the convertible debenture of $7,779,174, $3,000,000, and $3,000,000 for the $9,225,000, $3,000,000 and $3,000,000 convertible debentures, respectively, on the date of issuance and is being amortized to par using the effective interest method. The amortization for the nine months period ended September, 2007 and 2006 amounted to $2,683,788 and $1,932,545, respectively. Additionally, in July 2007 the Company recognized a financing expense of $871,261 representing the excess of the fair value of the derivative instruments in the July 2007 debentures, over the debt proceeds.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY (CONTINUED)

The derivative liability at September 30, 2007 is comprised of the following:

i) The embedded derivative associated with the December 2005 $9,225,000 convertible debenture at fair value of $3,659,051; ii) the embedded derivative associated with the July 2006 $3,000,000 convertible debenture at fair value of $1,792,075; iii) the embedded derivative associated with the July 2007 $3,000,000 convertible debenture at fair value of $1,672,716; iv) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $26,658; v) 30,000,000 warrants issued in conjunction with the July 2007 $3,000,000 convertible debenture at fair value of $60,206; and vi) 80,000,000 warrants issued in conjunction with the $3,000,000 convertible debenture at fair value of $817,022

Interest expense on the convertible debentures was $2,529,808 and $1,478,291 for the nine months period ended September 30, 2007 and 2006. Accrued interest at September 30, 2007 is $2,182,892

The summary of convertible debentures is as follows at September 30, 2007

$9,225,000 Convertible Debenture, net of $2,590,000 conversions and unamortized
discount of $1,911,620 at 10% interest per annum due Dec. 2008	$4,723,380

$3,000,000 Convertible Debenture, net of unamortized
discount of $1,887,463 at 10% interest per annum due July 2009	1,112,537

$3,000,000 Convertible Debenture, net of $200,000 redemption and unamortized
discount of 2,592,387 at 12% interest per annum due July 2010	207,613
6,043,530

Less: Current maturities	(1,200,000)

Long-term portion	$4,843,530

Maturities over the next four years is as follows:

December 31,

2007	300,000
2008	7,235,000
2009	4,200,000
2010	700,000

$12,435,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares authorized of Class A Preferred Stock with a par value of $0.001. These preferred shares entitle the holders to 10 votes each, are not convertible into shares of any other class or series of stock of the Company, are non-participating, and no dividends can be declared on them.

On July 31, 2006, the Company’s CEO and Visioneer Holdings, Inc. (a company owned 100% by the Company’s CEO) served written notice to the Company of the exercise of the right to exchange all of the 2,000,000 shares of Class A Preferred Stock owned by Visioneer, Inc. into 20,000,000 shares of Common Stock. The right to exchange the shares became effective upon achieving certain milestones contained within the CEO’s employment contract. As a result of the conversion, there are no preferred shares issued and outstanding as of September 30, 2007

Common Stock

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

September 12, 2007 the Company issued 1,173,709 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $25,000.

September 26, 2007 the Company issued 2,808,989 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $50,000.

October 11, 2007 the Company issued 2,808,989 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $42,000.

October 22, 2007 the Company issued 325,000 shares to its directors for services rendered. Shares were valued at $6,500.

October 31, 2007 the Company issued 1,280,000 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $16,000.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

As of September 30, 2007, the Company has 11,700,000 stock options issued to employees granted and outstanding. Of these options, 2,000,000 were granted in 2007, 985,000 were forfeited in 2007, 2,250,000 were granted in 2006, 3,500,000 were forfeited in 2006.

Balance, January 1, 2007	10,685,000

Granted	2,000,000
Exercised	0
Forfeited	(985,000)

Balance, September 30, 2007	11,700,000

Balance, January 1, 2006	11,935,000

Granted	2,250,000
Exercised	0
Forfeited	(3,500,000)

Balance, December 31, 2006	10,685,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:
	September 30	September 30
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	42.90%	47.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Options outstanding as of September 30, 2007 are summarized as follows:
	Exercise	Date	Term	Vesting
Number of Options	Price	Issued	Date	Date
1,500,000	$0.36	Nov-04	Dec-07	Dec-04
2,000,000	$0.38	Nov-04	Jun-08	Jun-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
750,000	$0.21	Jun-05	Sep-08	Sep-05
100,000	$0.21	Jun-05	Dec-08	Dec-05
1,000,000	$0.22	Jun-05	Dec-08	Dec-05
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-09	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
400,000	$0.07	Mar-07	Sep-10	Sep-07
400,000	$0.08	Mar-07	Mar-11	Mar-08
400,000	$0.10	Mar-07	Mar-12	Mar-09
400,000	$0.12	Mar-07	Mar-13	Mar-10
400,000	$0.15	Mar-07	Mar-14	Mar-11
11,700,000	$0.28

Stock options exerciseable - weighted average price			$0.28

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

 The number of stock options that are exercisable as at September 30, 2007 is 11,700,000.

NOTE 7- SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company granted 33,000,000 warrants to Cornell in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. The Company also granted 30,000,000 warrants to Cornell in connection with the SPA entered into July 28, 2006. These warrants expire July 28, 2009. In addition, the Company issued 2,000,000 warrants for the purpose of trying to raise capital for the Company and 4,100,000 to a consultant of the Company for services rendered. The Company granted 50,000,000 and 30,000,000 of warrants to Yorkville Advisors in connection with the SPA signed July 3, 2007. The warrants expire July 3, 2012. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
9,000,000	$0.25	12/13/2005	3 years
4,000,000	$0.20	12/13/2005	3 years
10,000,000	$0.38	12/13/2005	3 years
10,000,000	$0.25	12/13/2005	3 years
1,000,000	$0.45	1/1/2006	5 years
1,000,000	$0.67	1/1/2006	5 years
5,000,000	$0.11	7/28/2006	3 years
10,000,000	$0.13	7/28/2006	3 years
10,000,000	$0.15	7/28/2006	3 years
5,000,000	$0.18	7/28/2006	3 years
4,100,000	$0.15	9/26/2006	3 years
50,000,000	$0.03	7/3/2007	5 years
30,000,000	$0.05	7/3/2007	5 years
149,100,000

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings (Continued)

Breach of contract: Former landlord of leased office space in Montreal, Quebec has filed lawsuit in Montreal, Quebec against the Company.  The Company effectively terminated the lease March 31, 2007 and is reviewing the merits of said lawsuit and will vigorously defend the case. Company and landlord have settled this case.

The following claim has been instigated by the Company:

On February 1, 2007 the Company’s subsidiary, Teleplus Wireless, Corp. d/b/a Liberty Wireless (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement.  The lawsuit was filed in the U.S. District Court for the Southern District of Florida. Currently, Liberty has alleged damages in the amount of approximately $975,000. MTS has since filed a counterclaim alleging breach of the MVNE Agreement for failure to pay invoices that have been contested by Liberty. The Company and MTS have settled this case.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through March 31, 2011 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of September 30, 2007 are:

2007	$45,055
2008	80,170
2009	82,257
2010	76,315
2011	19,027
$302,824

Rent expense for the nine months ended September 30, 2007 and 2006 was $210,782 and $224,605 respectively.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- RELATED PARTY TRANSACTIONS

The Company paid management fees for the nine months ended September 30, 2007 and 2006 to a company owned by a majority shareholder in the amount of $226,827 and $174,500, respectively.

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

At September 30, 2007, deferred tax assets relating to the U.S. entities consist of the following:

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

At September 30, 2007 the Company has recorded a deferred tax asset of $41,696 related to one of its Canadian subsidiaries.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The following represents the comparative operating results of this division for the nine months ended September 30, 2007 and 2006 that is reflected as discontinued operations.

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	2007	2006

Net revenues	$-	$282,332

Cost of revenues	-	13,299
General, administrative and selling expenses	-	493,300
Write down of assets and liabilities	9,697	24,341

	9,697	530,940

Loss before income taxes	(9,697)	(248,608)

Provision for income taxes	-	-

Net loss on discontinued operations	$(9,697)	$(248,608)

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

The cash flow from Discontinued Operations consists of the following:

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- DISCONTINUED OPERATIONS (CONTINUED)

	2007	2006

Net (loss) from discontinued operations	$(9,697)	$(248,608)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities

Writedown of assets and liabilities	-	24,341
Net Change in assets and liabilities	(70,925)	44,825

Net Cash provided by (used in) operating activities	(80,622)	(179,442)

Cash flows from investing activities
Acquisition of fixed assets	-	-

Cash provided by (used in) Discontinued Operations	$(80,622)	$(179,442)

September
2007
Assets
Cash	$1,335
$1,335

Liabilities

Accrued expenses	$(549)
(549)

Net Assets ( Liabilities ) Remaining	$1,884

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Operating segment data for the nine months ended September 30, 2007 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total

Revenues	$1,830	$3,831,412	$12,564,469	$16,397,711
Cost of revenues		2,535,821	9,010,205	11,546,026
Gross profit (loss)	1,830	1,295,591	3,554,264	4,851,685
Operating expenses	1,520,195	1,782,060	2,064,467	5,366,722
Depreciation, amortization and impairment	15,411	955,386	628,601	1,599,398
Other income (expense)	(2,637,627)	(1,192)	(86,307)	(2,725,126)
Net income (loss)	(4,171,403)	(1,443,047)	774,889	(4,839,561)
Segment assets	6,069,616	2,100,254	13,555,287	21,725,157
Fixed Assets, net of depreciation	36,967	63,028	632,220	732,215

Operating segment data for the nine months ended September 30, 2006 are as follows:

		Wireless	Telecom
	Corporate	Services	Services	Total

Revenues	$-	$7,072,045	$12,001,090	$19,073,135
Cost of revenues		3,921,405	8,181,424	12,102,829
Gross profit (loss)		3,150,640	3,819,666	6,970,306
Operating expenses	1,782,253	2,221,028	2,323,673	(239,011)
Depreciation, amortization and impairment	8,496	91,801	639,295	739,592
Other income (expense)	(2,015,405)	0	(1,391)	(2,016,796)
Net income (loss)	(3,806,154)	837,811	855,307	(2,113,036)
Segment assets	5,872,683	3,171,771	13,309,327	22,353,781
Fixed Assets, net of depreciation	48,245	103,494	677,289	829,028

TELEPLUS WORLD, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 13- SUBSEQUENT EVENTS

None

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

Canadian Wireless Industry

According to industry data more than half of all Canadians will be mobile phone customers. Canadian currently use more than 12 million wireless phones on a daily basis. According to the Canadian Radio-Television and telecommunications Commission, the wireless industry is a key driver of the Canadian Telecommunications sector, consistently posting double-digit sales gains, recently increasing 13% to over $8 billion. The Canadian Wireless Telecommunications Association estimates that in 2004 there were over 13.6 million wireless subscribers, including 10.4 million postpaid and 3.2 million pre-paid customers.

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

Employees

Teleplus has a total of 48 employees, most of which are employed on a full-time basis.

Description of Property

TelePlus currently has four locations with its principal office (approximately 3031 square feet) located in Miami, Florida. We also have leased office space in Barrie, Canada (6410 square feet) Miami Lakes, Florida and Westlake, Ohio. The Company pays monthly rent of $9,400 for Barire, $5,676 for Miami $2,000 for Miami Lakes and $2,800 for Westlake. Miami has a lease term of 5 years, Miami Lakes of 2 years while the lease for the Barrie and Westlake location will end in the second half of 2007.

Results of Operations and Financial Condition

Nine Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company generated $16,397,711 of revenues for the nine months ended September 30, 2007 as compared to $19,073,134 for the nine months ended September 30, 2006, a decrease of $2,675,423 or 14%. The decrease in revenue for the nine months ended September 30, 2007 compared to the September 30, 2006 is reflective of the initial loss of wireless customers post acquisition of Liberty Wireless and prior to the full integration of that business. The Company initiated the migration to a new operating platform for the U.S. wireless business segment in June 2007 which is still ongoing at this time. The migration has not met the Company’s expectations and as a result has caused a loss to the current customer base, significantly slowed the ability to acquire new wireless customers and negatively impacted gross margins. The Company is working with the vendor to improve the situation, but the migration will continue over the next few months. The Company in Q3 2007 has taken an impairment to the goodwill based on the Company’s fair value for the U.S. wireless business and is considering various alternatives for this division.

Total Operating Costs and Expenses

Total operating costs and expenses for the nine months ended September 30, 2007 were $17,668,574 as compared to $18,986,957 for the nine months ended September 30, 2006. This represented a decrease of $1,318,383 or 7%. Of these amounts $11,546,026 (70% of revenues) and $12,102,829 (63% of revenues), respectively comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $3,449,752 and $3,093,131, advertising and marketing expenses of $243,009 and $669,977 and other general and administrative expenses of $1,463,178 and $2,156,823 is comparable from 2007 to 2006.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Captial Partner, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005, July 28, 2006 and July 3, 2007. The amortization charge for the nine months ended September 30, 2007 and 2006 was $312,582 and $238,959, respectively. The Company incurred no warrant expense in the nine months ended September 30, 2007 as compared to $182,418 for nine months ended September 30, 2006. The Company also recognized amortization of the debt discount on the convertible debenture of $2,683,788 and $1,932,545 for the nine months ended September 30, 2007 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $2,958,254 and $1,670,171 respectively.

Interest expense was $2,621,320 compared to $1,515,463 for the nine months ended September 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net loss from continuing operations of $4,839,560, or $0.04 per share on a basic and $0.00 per share on diluted basis for the nine months ended September 30, 2007 versus $2,113,037, or $0.02 per share on a basic and $0.02 per share on diluted basis for the nine months ended Septenber 30, 2006. The loss is attributable to the lower revenue volume, higher implementation costs associated with the migration to the new operating platform and the impact of financing costs in connection with our debt issuances, partially offset by the gain on the fair value adjustment to our derivative liabilities associated to the Cornell debt facility.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2007 and 2006, respectively. There was no provision due to the carryforward of approximately $7,000,000 of net operating losses as of September 30, 2007, that the Company has reserved in valuation allowances against this deferred tax asset.

Three Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company generated $5,695,541 of revenues for the three months ended September 30, 2007 as compared to $5,825,914 for the three months ended September 30, 2006, a decrease of $130,373 or 2%. The decrease in revenue for the quarter ending September 30, 2007 compared to the September 30, 2006 quarter end is reflective of the initial loss of wireless customers post acquisition of Liberty Wireless and prior to the full integration of that business. The Company initiated the migration to a new operating platform for the U.S. wireless business segment in June 2007 which is still ongoing at this time. The migration has not met the Company’s expectations and as a result has caused a loss to the current customer base, significantly slowed the ability to acquire new wireless customers and negatively impacted gross margins. The Company is working with the vendor to improve the situation, but the migration will continue over the next few months. The Company has taken an impairment to the goodwill for the U.S. wireless business and is considering various alternatives for this division.

Total Operating Costs and Expenses

Total operating costs and expenses for the three months ended September 30, 2007 were $6,077,696 as compared to $6,383,547for the three months ended September 30, 2006. This represented decrease of $305,851 or 5%. Of these amounts $4,206,554 (74% of revenues) and $4,135,965 (71% of revenues), respectively comprised of costs of services. The other operating costs and expenses includes payroll, professional fees and related expenses of $1,262,375, and $1,053,730, advertising and marketing expenses of $64,486 and $154,695 and other general and administrative expenses of $214,690 and $719,836.

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

Other Income (Expense)

Included in other income (expense) is amortization on the deferred financing fees paid to Cornell Captial Partner, LP in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with Cornell on December 13, 2005, July 28, 2006 and July 3, 2007. The amortization charge for the three months ended September 30, 2007 and 2006 was $119,248 and $96,135, respectively. The Company also recognized amortization of the debt discount on the convertible debenture of $1,038,686 and $818,344 for the three months ended September 30, 2007) based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $1,389.244 and $714,149 respectively.

Interest expense was $1,487,851 compared to $794,544 for the three months ended September 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net loss from continuing operations of $2,547,957, or $0.02 per share on a basic and $0.00 per share on diluted basis for the three months ended September 30, 2007 versus net loss of $1,552,507, or $0.02 per share on a basic and $0.01 per share on diluted basis for the three months ended September 30, 2006. The loss is attributable to the lower revenue volume, higher implementation costs associated with the migration to the new operating platform and the impact of derivative expenses associated to the Cornell debt facility.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2007, the balance in cash and cash equivalents decreased by $296,004 compared to a decrease of $841,726 for the nine-month period ended September 30, 2006 from continuing operations.

As of September 30, 2007, the Company had $3,231,958 in current assets primarily consisting of $778,464 in cash and cash equivalent, $1,668,952 in accounts receivable - trade, $424,498 in other accounts receivable and prepaid expenses and other current assets of $267,246.

As of September 30, 2007, the Company had $18,382,266 in current liabilities primarily consisting of $7,702,164 in accounts payable and accrued expenses, $1,200,00 in convertible debenture, $747,070 in the current portion of accrued acquisition obligations and $8,027,730 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005, July 28, 2006 and July 3, 2007. A portion of the derivative liability is being converted to equity upon conversion by Cornell to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of September 30, 2007 has a working capital deficiency of $15,150,308 of which includes approximately $8,000,000 of derivative liability that does not have a cash impact.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the nine months ended September 30, 2007 was primarily attributable to the expenditures of cash used to acquire businesses of $2,634,182, use of cash for capital expenditures of $19,526 and deferred connection charges of $104,192 offset by the increase in accounts payable and accrued expenses of $2,394,829.

The decrease in cash for the nine months ended September 30, 2006 of was primarily attributable to expenditures of cash used to acquire businesses, $4,836,259 use of cash for capital expenditures of $129,992 offset by the increase in accounts payable and accrued expenses of $2,590,084.

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

On July 3, 2007, the Company entered into a certain Securities Purchase Agreement ("SPA") with Cornell Capital Partners, LP pursuant to which the Company issued to Cornell Three Million Dollars ($3,000,000) in secured convertible debentures (the "Debentures") of even date with the SPA. The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety-five percent (90%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company shall make mandatory redemptions ("Mandatory Redemption") consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Cornell, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

In connection with the SPA the Company also issued Cornell a warrant to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company's common stock to Cornell.

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

Subsequent to this disclosure, during the preparation of the Company’s 2006 Financial Statements, management changed its method in accounting for the conversion of debt to equity calculation. Our independent auditors agreed with this adjustment and such adjustments have been made in the year end results for year ending December 31, 2006 and had no impact on the prior year ended December 31, 2005. The Company has reviewed the impact on prior reporting periods and has filed an amendment to both the June 30, 2006 10QSB and September 30, 2006 10QSB.

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

Breach of contract: Former landlord of leased office space in Montreal, Quebec has filed lawsuit in Montreal, Quebec against the Company.  The Company effectively terminated the lease March 31, 2007 and is reviewing the merits of said lawsuit and will vigorously defend the case. Company and former landlord have since settled in this case.

The following claim has been instigated by the Company:

On February 1, 2007 the Company’s subsidiary, Teleplus Wireless, Corp. d/b/a Liberty Wireless (“Liberty”) filed a lawsuit against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE Agreement”) Services Agreement between Liberty and MTS, despite repeated attempts by Liberty requesting that MTS cure all the breaches under the MVNE Agreement.  The lawsuit was filed in the U.S. District Court for the Southern District of Florida. Currently, Liberty has alleged damages in the amount of approximately $975,000. MTS has since filed a counterclaim alleging breach of the MVNE Agreement for failure to pay invoices that have been contested by Liberty. Company and MTS have since settled this case.

Item 2. Changes In Securities.

The following represents the total issuances and/or cancellations of common stock for each description for the nine months ended September 30, 2007:

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

July 16, 2007 the Company issued 1,470,588 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $35,000

September 12, 2007 the Company issued 1,173,709 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $25,000.

September 26, 2007 the Company issued 2,808,989 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $50,000.

October 11, 2007 the Company issued 2,808,989 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $42,000.

October 22, 2007 the Company issued 325,000 shares to its directors for services rendered. Shares were valued at $6,500.

October 31, 2007 the Company issued 1,280,000 shares of common stock to Cornell in connection with conversion of convertible debentures in the amount of $16,000.

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

1.
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

2.
Form 8-K filed on February 13, 2007 to describe the lawsuit filed by the Company’s subsidiary, Liberty Wireless, Corp. against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE” Agreement) Services Agreement between Liberty and MTS.

3.
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

4.	Form 8-K filed on June 4, 2007 to describe the resignation of the COO and director due to health reasons and announce the replacement of Board of Directors.

5.	Form 8-K filed on June 26, 2007 to announce the appointment of Worldwide Stock Transfer, LLC of Teaneck, New Jersey as the Company’s new stock transfer agent.

6.
Form 8-K filed July 3, 2007 to announce the Company has entered into certain Security Purchase Agreement (SPA) with Cornell Capital Partners, LP. in the amount of $3,000,000. The Company issued Cornell $3,000,000 in secured convertible debentures of even date with the SPA and the debentures were fully funded on July 3, 2007.

7.	Form 14C filed September 28, 2007 as preliminary information statement to announce the Company’s intent to increase the authorized shares from 600 million to 1.5 billion.

8.	Form 14C filed September 28, 2007 as definitive information statement to announce the Company’s intent to increase the authorized shares from 600 million to 1.5 billion.

9.
Form 8-K filed on October 19, 2007 to announce the resignation of the General Counsel to pursue other business and professional opportunities. He will continue to serve as a Director on the Company’s Board.

10.	Form S8 filed on October 19, 2007 to supplement the Company’s stock option program with 15 million shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2007.

TELEPLUS WORLD, CORP.

Date: November 14, 2007	By:	/s/
Marius Silvasan
Chief Executive Officer

Date: November 14, 2007	By:	/s/
Cris M. Neely
Chief Financial Officer

Date: November 14, 2007	By:	/s/
Michael Karpheden
Director

Date: November 14, 2007	By:	/s/
Hakan Wretsell
Director

Date: November 14, 2007	By:	/s/
Gordon Chow
Director

Date: November 14, 2007	By:	/s/
Nicholas Shamy
Director

Date: November 14, 2007	By:	/s/
Carlos Cardelle
Director