Form 10-K
period 2007-12-31
Teleplus World, Corp.
filed 2008-03-28
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-49628

TELEPLUS WORLD, CORP.
(Exact Name of Registrant as Specified In Its Charter)

NEVADA	90-0045023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4960 NW 165th Street, Unit B24, Miami Lakes Florida 33014
(Address of Principal Executive Offices) (Zip Code)

(305) 624-5714
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐ No: ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 29, 2007, was approximately $4,400,000.

The number of shares of common stock outstanding as of March 17, 2008 was 212,864,562.

Documents Incorporated by Reference: NONE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I

Item 1. Description of Business

Business Development

Teleplus World, Corp (the “Company”), (TLPE.OB), is a diversified North American company that is a leading provider of telecommunications products and services. The Company’s wholly owned subsidiaries include Telizon, Inc., a reseller of landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and Avenue Reconnect and Freedom Phone Lines, providers of landline and long distance services to targeted residential markets. Teleplus websites include www.telizon.biz, www.elitemail,ca, www.freedomphonelines.com, www.netreach.ca and www.nophone.ca among others. The Company has offices in Miami, Florida and Barrie, Ontario.

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

For accounting purposes, the transaction was treated as an acquisition of HealthOrganics.com, Inc. and a recapitalization of 3577996 with accounting treatment similar to that used in a reverse acquisition. 3577996 emerged as the accounting acquirer and the results of its operations carryover. The Company acquired $11,327 in cash and assumed $700 in liabilities as a result of the transaction. Additionally, the Company changed its name to Teleplus Enterprise, Corp.

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

On October 24, 2006 the Company changed its corporate name to Teleplus World, Corp.

In December, 2007, the Company announced the intent to sell or close the wireless operations in the U.S. operated by its wholly owned subsidiary Teleplus Wireless, Corp (“Teleplus Wireless”). On December 21, 2007 the Company advised its shareholders that the Company has decided to exit the MVNO (Mobile Virtual Network Operator) business segment (the "MVNO Segment") operated by its Liberty Wireless and Maximo Impact brands. Market conditions for this segment of the Company's operations have become adverse in the last few months making it difficult for the Company to turn a profit in the MVNO Segment. Notwithstanding the Company's efforts over the last few months to improve the performance of the MVNO Segment the Company does not believe it will turn a profit in that segment in the foreseeable future. Company intends to focus its efforts on its core telecommunication service which represents the bulk of the company's revenues, is profitable and provides good cash flows to fund ongoing operations. Exiting the MVNO Segment (which has been operating at a loss) will improve the Company's profitability and cash flow although it will reduce the Company's annual revenues by about $4.5 million dollars. The Company intends to move quickly in the divestiture and/or closure of the MVNO Segment.

On January 15, 2008 the Company completed the sales of substantially all the assets of the wireless operations in the U.S. to COZAC, LLC. The assets included customer lists, assumed airtime contracts, trade names, domain names, logo, marketing reports and customer collateral. The purchase price payable by purchaser to vendor for the purchased assets is satisfied by the purchaser assuming the liabilities as of the date of this agreement under the Sprint agreement, the MVNO Sherpa agreement, and the assumption of liabilities owed to the vendor “People Support”.

Growth

The Company is a diversified Canadian leading provider of telecommunications products and services. The Company’s products and services include landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and landline and long distance services to targeted residential markets. The company expects to grow organically through the increase of its customer base.

In addition to accelerate growth the Company made the following acquisitions:

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

Principal Products and Services

The Company is a diversified Canadian leading provider of telecommunications products and services. The Company’s products and services include landline, long distance, internet and specialized telecom financial management services to small and mid size business and landline and long distance services to targeted residential markets.

Distribution

We distribute our products through our websites, third party websites, select distributors and through a variety of direct marketing initiatives.

Market Overview - Telecom

The Canadian communications service industry, including telecommunications services and broadcast distribution, accounts for approximately 3% of GDP.

Canada’s telecom environment is fully privatized, with the government having no holding an any telecom carrier. Operators within the Canadian market are described as either incumbents or competitors. The large incumbents include Bell Canada, TELUS, Bell-Aliant, MTS and SaskTel. Small incumbents serve mostly municipal areas generally located in less densely populated areas. Competitors include facilities-based competitors, non-facilities-based resellers, cable companies and more recently utility telcos such as Toronto Hydro Telco.

The traditional fixed-line market remains dominated by the incumbents, while the wireless sector remains dominated by Bell Mobility, TELUS Mobility and Rogers Wireless. However, due to the introduction of competing service providers and competing services, the incumbents’ share of total industry revenues has steadily been declining. This decline is kept in check largely due to their strong growth in wireless and broadband revenues.

Total telecommunications services revenues amounted to $36.1 billion in 2006, a 4.5% increase on 2005. A similar annual growth rate, of around 5 % is estimated for 2008 and 2009.

Broadband and wireless revenues continue to demonstrate a trend of strong growth, with increases of approximately 18% and 15% respectively during 2007. Long distance revenues on the other hand continued to decline steeply by over 7%. Local and access line revenues have remained stagnant at approximately $9.3 billion since 2003. Wireless revenues surpassed local and access revenues in 2004 and the gap continued to widen through 2005 to 2007. As a result of increasing competition, the industry witnessed further consolidation which should continue through 2008..

As the telecommunications sectors move increasingly towards IP-based networks, the telecommunications and broadcasting sector have begun to converge, with a move towards a triple play model of services. The distinction between a telephone company and broadcaster is becoming increasingly blurred. Government policy and regulation is starting to appropriately recognize these convergence trends, such that further regulatory reforms are anticipated in 2008/09.

Market Overview - Wireless

Since the late 1990’s, wireless subscriber growth rates have been steadily declining, as penetration levels rise. Growth rates have declined from approximately 35% during 1999 to approximately 9% in 2007. By September 2007 Canada’s subscriber numbers had reached 19.3 million, a penetration rate of around 60%, a rate significantly lower than most of its OECD counterparts. Notably, Canada’s wireless penetration figures are approximately 15-20% lower than those of the USA. Thus while slowing subscriber growth is to be expected as penetration approaches saturation, Canada still has significant room for further growth before saturation levels are reached.

Despite slowing wireless subscriber growth, wireless revenue growth remains strong. Revenue growth is being underpinned by increasing use of data and content services such as SMS and MMS messaging, browsing and downloading. Thus while overall wireless revenues grew by 15% for 2007, data revenues grew by a resounding 50%. With increasing subscriber numbers and minutes of use, voice revenue growth remained healthy, at around 11% for basic voice and 17% for ling distance voice. However, growth rates will continue to be driven by data and content services as networks become more advanced to allow for greater use of such services.

Management Team

Our senior management is led by Marius Silvasan, our President and Chief Executive Officer, and Cris M. Neely, our Chief Financial Officer. Other members of our management team include senior level executives who have extensive experience in management, business development, marketing, sales and customer support. In addition to our management team, we believe we have assembled a highly capable and active Board of Directors.

Sales and Marketing

Sales

We execute our sales strategy either by interacting directly with the potential customer (direct sales), or indirectly through independent sales consultants

We manage all customer opportunities in projects where our sales and technical resources are deployed. The projects are initiated either through direct contacts with the customer, through our strategic sales consultants or through customer inquiries generated through marketing activities.

Marketing

We employ a coordinated marketing strategy which includes initiatives such as direct lead generation, public relations, direct marketing campaigns and customer relationship management. This gives us numerous alternatives in regards to marketing messages and competitive positioning. Regardless of the competitive environment, we feel confident going to the target market with business proposals that will provide low cost solutions.

The marketing strategy will be a combination of different marketing initiatives. We plan to implement this strategy on a business-to-business marketing philosophy, which is targeted to build a mutually advantageous long-term relationship with the customer. This calls for knowing the customer enough to deliver relevant solutions in a timely manner and meeting their specific needs.

We plan to build value through marketing based assets, such as brand, customer and employee relationships and intellectual capital. We aim to effectively employ and manage solutions that create value to the customer through our intellectual capital and that minimize the requirement for capital asset investment.

Intellectual Property

Teleplus holds the following trademarks:

•	In Canada: SimplySellular trademark granted January 7, 2005;

Need For Government Approval

Teleplus needs the following government approvals to operate:

•	Section 214 authorization

Employees

Teleplus has a total of 45 employees, most of which are employed on a full-time basis.

Financing Activities

On July 3, 2007, Teleplus World, Corp. (the “Company”) entered into a certain Securities Purchase Agreement (“SPA”) with Yorkville Advisors (formerly Cornell Capital Partners, LP) (“YA” and together with the Company, the “Parties”) pursuant to which the Company issued to YA, Three Million Dollars ($3,000,000) in secured convertible debentures (the “Debentures”). The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety-five percent (95%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company shall make mandatory redemptions (“Mandatory Redemption”) consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

The Company used a portion of the proceeds from the sale of the Convertible Debentures to pay the final balloon payment to the former shareholders of Telizon Inc. pursuant to the Share Purchase Agreement dated June 30, 2005 between the former shareholders of Telizon and the Company’s subsidiary Teleplus Connect Corp. (“Teleplus Connect”) in the amount of CDN$1,631,776.00 (the “Telizon Payment”). With this final balloon payment, all obligations of the Company and Teleplus Connect are complete and all security agreements, including that certain Secured Promissory Note of July 18, 2005 issued by Teleplus Connect in favor of the former shareholders of Telizon are null and void. Furthermore, the Company also used a portion of the proceeds to pay the final balloon payment to the former shareholders of 1500536 ONTARIO INC ("One Bill") pursuant to the Share Purchase Agreement dated June 30, 2005 between the former shareholders of One Bill and Teleplus Connect in the amount of CDN$168,224.28 (the “One Bill Payment”). With this final balloon payment, all obligations of the Company and Teleplus Connect are complete and all security agreements, including that certain Secured Promissory Note of July 18, 2005 issued by Teleplus Connect in favor of the former shareholders of One Bill are null and void.

The Company used remaining proceeds for general working purposes to grow its wireless business.

In connection with the SPA the Company also issued YA a warrant to purchase 50,000,000 shares of the Company’s common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company’s common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company’s common stock to YA.

Item 1A Risk Factors

Not Applicable

Item 1B Unresolved Staff Comments

Not Applicable

Item 2. Description of Property

TelePlus currently has in place one lease for its principal office in Miami, Florida and one lease for its office in Barrie, Ontario Canada. TelePlus’ principal office is located in approximately 2,200 square feet of space in Miami, Florida and its Barrie office has approximately 6,410 square feet of leased office space. The Company pays monthly rent of $2,000 and $12,400 in Miami and Barrie, respectively. The Miami office has a lease term of 2 years and the Barrie office has a lease term of 5 years.

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

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from YA. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. The Company intends to contest and defend against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by YA.

Contract Dispute: Former vendor filed a lawsuit in Miami-Dade County, Florida against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of an employment fee in the amount of $14,000. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Commissions Dispute: Former telemarketing vendor has filed suit in Miami-Dade County, Florida against the Company’s subsidiary Teleplus Wireless, Corp. alleging non payment of $16,202 in commissions. The Company formally cancelled this agreement and disputes the commissions are owed to vendor and will vigorously defend the case.

Commissions Dispute: Former vendor has filed suit against the Company’s subsidiary Teleplus Wireless, Corp. for non payment of $35,000.00 contingency fee. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Breach of Contract: A former vendor of the Company’s subsidiary Teleplus Wireless Corp. has filed a lawsuit in Miami-Dade County, Florida for $110,783.90 for consulting and Investor Relations work performed. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

Item 4. Submissions Of Matters To A Vote Of Security Holders

In September 2007, a majority of the shareholders consented to an amendment to the Company’s Articles of Incorporation to increase the number of shares the Company is authorized to issue to $1.5 billion.

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

	Bid Prices
Quarter Ended	High	Low
Fourth Quarter 2007	$0.02	$0.01
Third Quarter 2007	$0.04	$0.02
Second Quarter 2007	$0.13	$0.03
First Quarter 2007	$0.11	$0.05

Fourth Quarter 2006	$0.15	$0.08
Third Quarter 2006	$0.20	$0.14
Second Quarter 2006	$0.31	$0.17
First Quarter 2006	$0.41	$0.28

There were 90 holders of record of the common stock as of March 17, 2008. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future.

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

On June 25, 2004, we issued Yorkville Advisors (“YA”) (formerly “Cornell Capital Partners LP”) 245,193 shares of common stock as a commitment fee under an Equity Distribution Agreement between the Company and YA. The value of these shares were $190,000.

On June 25, 2004, we issued a secured convertible debenture to Yorkville Advisors (“YA”) (formally “Cornell Capital Partners LP” pursuant to a Securities Purchase Agreement. The amount of the secured convertible debenture was $1,000,000.

On June 25, 2004, we issued Newbridge Securities Corporation 12,905 shares of common stock as a placement agent fee. The value of these shares were $10,000.

In October, 2004, we issued 223,664 shares of common stock to YA in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $100,000.

In November, 2004, we issued 839,642 shares of common stock to YA in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $300,000.

In December, 2004, we issued 140,000 shares of common stock to the principals of Cellz in connection with the acquisition of Cellz.

In December, 2004, we issued 120,000 shares of common stock to the principals of SmartCell in connection with the acquisition of SmartCell.

In December, 2004, we issued 20,000 shares of common stock to a director of the Company for compensation valued at $2,000.

2005:

In the first quarter of 2005, we issued 2,388,694 shares of common stock to YA in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $850,000.

In the second quarter of 2005, we issued 6,275,896 shares of common stock to YA in connection with the partial repayment of a Promissory Note and Convertible Debenture outstanding. The value of these shares were $1,100,000.

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

On July 15, 2005, we issued 2,500,000 shares of common stock to YA as a fee under the Standby Equity Distribution Agreement, entered into the same day. These shares were valued at $800,000. On December 19, 2005, half of these shares, 1,250,000, valued at $400,000 were returned to the Company.

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

2006:

The Company issued 12,521,678 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $1,550,000.

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

July 11, 2006 the Company issued 400,000 shares to YA as a fee in connection with the $3,000,000 debenture entered into with YA on July 28, 2006.

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

January 30, 2007 the Company issued 1,345,895 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

February 22, 2007 the Company issued 1,492,537 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

March 5, 2007 the Company issued 3,703,704 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $200,000.

March 21, 2007 the Company issued 1,851,852 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

March 28, 2007 the Company issued 454,485 shares in connection with bonuses earned by employees. Shares were valued at $36,359.

April 2, 2007 the Company issued 2,500,000 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $135,000.

April 11, 2007 the Company issued 175,000 shares to its directors for services rendered. Shares were valued at $10,500.

April 12, 2007 the Company issued 2,314,815 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $125,000.

April 26, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $5,317.

May 17, 2007 the Company issued 4,166,667 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $4,254.

July 03, 2007 the Company issued 4,000,000 shares to YA as a fee in connection with the $3,000,000 loan on July 3, 2007. Shares were valued at $160,000.

July 16, 2007 the Company issued 1,470,588 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $35,000

September 12, 2007 the Company issued 1,173,709 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $25,000.

September 26, 2007 the Company issued 2,808,989 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $50,000.

October 11, 2007 the Company issued 2,937,063 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $42,000.

October 22, 2007 the Company issued 325,000 shares to its directors for services rendered. Shares were valued at $6,500.

October 31, 2007 the Company issued 1,280,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $16,000.

November 15, 2007 the Company issued 2,916,667 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $35,000.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

Overview

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the years ended December 31, 2007 versus December 31, 2006; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) the Company’s critical accounting policies.

Results of Operations and Financial Condition

Years Ended December 31, 2007 versus December 31, 2006

Total Operating Revenues from Continuing Operations

The Company generated $17,380,124 of revenues from continuing operations for the year ended December 31, 2007 as compared to $15,904,049 from continuing operations for the year ended December 31, 2006, an increase of $1,476,075 or 9%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and wireless offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing churn.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the year ended December 31, 2007 were $18,042,966 from continuing operations as compared to $17,014,902 from continuing operations for the year ended December 31, 2006. This represented an increase of $1,028,064 or 6%. Of these amounts, $12,384,786 (71% of revenues) and $10,934,915 (69% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $3,737,675 increased 8% as compared to $3,447,978 in 2006. This is due mainly to higher commissions paid to the independent contract sales force which drove the increase in sales. In contrast advertising, marketing and general administrative expense decreased $683,246 or 44% on actual of $891,011 for 2007 as compared to $1,574,257 for 2006.

Depreciation and amortization expenses reached $885,978 in 2007 as compared to $857,013 in 2006 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, thus not including goodwill, and amortization of the Company’s deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of December 31, 2007, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the years ended December 31, 2007 and 2006 was $428,669 and $342,108, respectively. The Company incurred a warrant expense of $0 and $182,419 in connection with the raising of capital in 2007 and 2006 respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $3,737.410 and $2,747,485 for the years ended December 31, 2007 and 2006 based on the Effective Interest Method calculation, and recognized a gain on the valuation of its derivative liability of $3,728,661 and $3,527,249 respectively resulting from a decrease in our stock price.

Interest expense was $2,678,434 compared to $2,164,281 for the years ended December 31, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(3,898,074), or $(0.03) per share on a basic and diluted basis for the year ended December 31, 2007 versus $(3,019,897), or $(0.03) per share on a basic and diluted basis for the year ended December 31, 2006. The increase in our loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the year ended December 31, 2007 versus 2006. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2007 and 2006, respectively. The Company has approximately $8,000,000 of net operating loss carryforward as of December 31, 2007, that the Company has reserved in a full valuation allowance against this deferred tax asset.

Liquidity and Capital Resources

During the year ended December 31, 2007, the balance in cash and cash equivalents decreased by $127,520 from continuing operations.

As of December 31, 2007, the Company had $2,501,122 in current assets primarily consisting of $397,395 in cash and cash equivalents, $1,393,425 in accounts receivable - trade, $369,437 in other accounts receivable, $75,025 in prepaid expenses and other current assets and $265,840 current assets held from discontinued operations, .

As of December 31, 2007, the Company had $21,520,446 in current liabilities primarily consisting of $621,580, in the current portion of accrued acquisition obligations, $6,065,871 in accounts payable and accrued expenses, $1,896,436 in liabilities held by discontinued operations, $5,238,401 in the current portion of convertible debentures, net of discount, and $7,076,598 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005, July 28, 2006 and July 3, 2007. The derivative liability is being converted to equity upon conversion to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of December 31, 2007 has a working capital deficiency of $19,019,324 which includes $7,076,598 of derivative liability that is not expected to have a cash impact.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the year ended December 31, 2007 of $749,631 was primarily attributable to the net proceeds of debt of $2,675,000, offset by expenditures of cash used to acquire businesses of $3,214,622 and the repayment of $416,687 of debt, the use of cash for capital expenditures of $25,126, and the use of deferred connection charges $131,475.

The decrease in cash for the year ended December 31, 2006 of $1,737,548 was attributable primarily to proceeds of debt of $2,542,577, offset by expenditures of cash used to acquire businesses of $5,253,934, the use of cash for capital expenditures of $144,699 and the use of deferred connection charges $133,611.

Based on our current operating plan, we anticipate using our cash mainly to continue growing the customer base and expand our technology solutions. The main portion of the cash need is for sales activities, operating expenses, cost of sales and a smaller portion for infrastructure improvements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $15 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations could not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and this new standard did not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured ath their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The company does not currently have any minority interests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risks

The Company operates in the United States and Canada, each of which has its own currency. This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Item 7A. Quantitative and Qualitative disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements.

The financial statements and report of an independent registered certified public accounting firm are included herein immediately following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Control and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by the Chief Financial Officer and Controller. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements for 2007 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports are reviewed by the Chief Executive Officer and the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented. We intend to implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer and Controller.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(A) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Pursuant to the Company’s bylaws, Carlos Cardelle, was appointed as director by a majority of the Board of Directors to fill a vacancy that existed on the Board of Directors. The Board of Directors has no nominating compensation committees. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Marius Silvasan	34	Chief Executive Officer and Director	October 2003 to present

Cris M. Neely	51	Chief Financial Officer and Director	April 2007 to present

Robert B. Krebs*	51	Chief Financial Officer and Director	February 2004 to April 2006

Thomas Davis *	58	Chief Operating Officer and Director	November 2005 to May 2006

Michael Karpheden	45	Director	March 2004 to present

Hakan Wretsell	46	Director	March 2004 to present

Gordon Chow	51	Director	August 2005 to present

Nicholas Shamy*	56	Director	Nov. 2006 to Nov. 2007

Carlos Cardelle	34	Director	June 2007 to Present

Mr. Krebs, Mr. Davis and Mr. Shamy resigned from the Board on April, May and November 2007, respectively

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

Cris M. Neely, has served as the Company’s Chief Financial Officer and as a Director since April 2006. Prior to joining Teleplus Mr. Neely was the CFO of Siemens Enterprise Networks located in Boca Raton, Florida from 1999 - 2005. He also held various other executive positions with Siemens Enterprise Networks including Senior Vice President Business Transformation, Director Internal Audit, Director of Finance for Wireless Terminals and Area Financial Manager. He has also held management positions with ROLM, IBM and Cisco during his career. After leaving Siemens in 2005, Mr. Neely worked as a consultant for small/medium organizations focusing on SOX compliance, revenue recognition and financial/operational business assessments. Cris holds a Bachelor of Business Administration - Finance degree from the University of Texas at Arlington and an MBA from Amberton University.

Robert Krebs, has served as the Company’s Chief Financial Officer and as a Director since February 2004. Prior to joining the Company, Mr. Krebs worked nine years for GB MICRO Electronics, where he held the position of Vice President of Finance. Prior to GB MICRO, Mr. Krebs held the position of Controller for Future Electronics and Le Chateau retail stores. Mr. Krebs holds a C.A. and a Bachelor of Commerce, both from McGill University. Mr. Krebs is an active member of the Canadian Institute of Chartered Accountants. Mr. Krebs resigned effective April 2007.

Tom Davis, has served as the Company’s Chief Operating Officer since November 2005. Prior to joining the Company, Mr. Davis served as President and Chief Executive Officer of Telizon Inc. from December 2002 until its acquisition by the Company in July 2005. Prior to December 2002, Mr. Davis was Senior Vice President, Customer Operations at Axxent Inc., a Competitive Local Exchange Carrier (CLEC). He has also held senior management and consulting roles at AT & T Canada (consulting), Cam Net Communications (President and COO) and ACC Long Distance (President and CEO). Mr. Davis is a graduate of the Wharton School of Business, University of Pennsylvania with a Bachelor of Science in Economics. Mr. Davis resigned as COO and Director effective May 2007 and remains as President and General Manager of Teleplus Connect Group.

Michael Karpheden has served as a Director of the Company since March 2004. Mr. Karpheden served as CFO of iCurie Lab, based in the UK from September 2004 to January 2008. He has concurrently held this position with positions at other companies discussed below since January 2003. From January 2003 to June 2003, Mr. Karpheden was a Sales Representative for First Investors. From February 2001 to January 2003, Mr. Karpheden held various positions at STRAX, Inc., a leader in the distribution of mobile phones and accessories, based in Miami, FL, that included Chief Operating Officer and VP Finance and Operations. Mr. Karpheden is a veteran in the wireless industry having worked for Ericsson Mobile Phones for a twelve-year period from 1989 to 2001. Mr. Karpheden held many positions at Ericsson including VP of Finance and Logistics, Americas Region and President and CFO/Director of Finance for Ericsson Telecommunications in Moscow, Russia. Mr. Karpheden holds a degree in Business and Management from the University of Lund, in Sweden.

Hakan Wretsell has served as a Director of the Company since March 2004. Mr. Wretsell served as CEO for iCurie Lab based in the UK from September 2004 to January 2008. Between 2000 and 2003, Mr. Wretsell held the position of President for STRAX, Inc. Mr. Wretsell has over sixteen years experience in the wireless industry, fourteen of those with Ericsson where he held the positions of Executive VP and GM, Americas Region and VP Sales and Marketing, Latin America Region. Mr. Wretsell holds a degree in Business and Management from the Universities of Umea, Uppsala and Lund in Sweden.

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

Nicholas Shamy, a founding partner and shareholder of the Company, has throughout his career worked as a Business Development and Management Consultant for presidents and CEOs of small- and mid-size businesses across North America. His focus is on enhancing short-term performance while preparing for long-term sustainable growth. He also specializes in implementing comprehensive incentive programs, aligned with corporate objectives, aimed at attracting, retaining, and rewarding best-in-class employees, managers and executives. Mr. Shamy also served as president and owner of M.S. Shamy Inc., a distribution company. Mr. Shamy is a graduate of Concordia University, Montreal, Quebec, and holds a B.Sc. degree. Mr. Shamy resigned from the Board effective November 2007.

Carlos Cardelle has served as a Director of the company since June 2007. Prior to joining the Board of Directors, Mr. Cardelle was the General Counsel for Teleplus World, Corp. Prior to joining Teleplus World, Corp., Mr. Cardelle was Associate U.S. Counsel for LAN Airlines S.A. (formerly LAN Chile Airlines S.A.) where he acquired seven years of practical experience in business transactions including transactional, financing, Sarbanes-Oxley compliance, regulatory filings and petitions, licensing and trademarks and strategic acquisitions. Mr. Cardelle is member of the Florida Bar and holds a B.A. in political science and a J.D. both from the University of Miami. Mr. Cardelle resigned as General Counsel effective October 2007 and remains as a member of the Board of Directors.

Director Compensation

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board. The Company compensates its board members $2,000 director’s meeting attended and 25,000 shares of the Company’s common stock issued per director’s meeting. Each member receives $1000 for serving on a special committee (audit/compensation) per quarter.

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

Compensation Committee

Mr. Chow serves on the Company’s Compensation Committee with oversight of the employee stock option plan. The Compensation Committee reports to the Board of Directors regarding officer and director compensation arrangements, employee stock option plans, policies and programs of the Company and administer the Company’s equity-based compensation plans for all employees.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2007 and 2006.

Code of Ethics

The Board of Directors adopted a Code of Ethics in January 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

Item 11. Executive Compensation

Compensation paid to officers and directors is set forth in the Summary Compensation Table below. The Company may reimburse its officers and directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name					Stock
and				Other	Options
Principal Position	Year	Salary	Bonus	Compensation	Granted

Marius Silvasan	2007	$323,603	$-	$-	-
CEO and Director	2006	$237,642	$-	$3,000	-
	2005	$174,409	$-	$-	3,000,000
	2004	$76,335	$-	$-	6,000,000

Cris Neely	2007	$150,000	$-	$-	2,000,000
CFO and Director	2006	$-	$-	$-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 17, 2008, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

	Title of	Shares Owned		% of Ownership
Name	Class	Beneficially (1)		Beneficially

Marius Silvasan	Common	56,571,900	(2)	25.36%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Nicholas Shamy	Common	833,375		0.40%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Cris Neely	Common	800,000		0.36%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Thomas Davis	Common	675,000		0.30%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Michael Karpheden	Common	228,000	0.10%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Hakan Wretsell	Common	212,000	0.10%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Gordon Chow	Common	160,000	0.07%
4960 NW 165th Street.
Unit B24
Miami Lakes, FL 33014

Carlos Cardelle	Common	36,111	0.02%
4960 NW 165th Street
Unit B24
Miami Lakes, FL 33014

All Officers and Directors as a Group		59,516,386	26.68%

(1)
Applicable percentage of ownership is based on 212,864,562 shares of common stock outstanding, plus 10,200,000 exercisable option shares for a total of 223,064,562 shares of common stock outstanding as of March 17, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days as of March 17, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

(2)	Beneficially owned through Visioneer Holdings Group, Inc.

Cris Neely : options to purchase: (i) 400,0000 shares at an exercise price of $0.07 (US$) that vest on September 26, 2007; (ii) 400,000 shares at an exercise price of $0.08 (US$) that vest on March 26, 2008; (iii) 400,000 shares at an exercise price of $0.10 (US$) that vest on March 26, 2009; (iv) 400,000 shares at an exercise price of $0.12 (US$) that vest March 26, 20010; (v) 400,000 shares at an exercise price of $0.15 (US$) that vest March 26, 2011.

Marius Silvasan: options to purchase: (i) 750,000 shares at an exercise price of $0.21 (US$) that vest on September 1, 2005; (ii) 1,000,000 shares at an exercise price of $0.22 (US$) that vest on December 1, 2005; (iii) 1,250,000 shares at an exercise price of $0.23 (US$) that vest on December 1, 2006; (iv) 1,500,000 shares at an exercise price of $0.36 (US$) that vest December 3, 2004; (v) 2,000,000 shares at an exercise price of $0.38 (US$) that vest June 3, 2005; (vi) and 2,500,000 shares at an exercise price of $0.40 (US$) that vest June 3, 2006.

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

Item 13. Certain Relationships and Related Transactions

The Company paid management fees of $323,603 and $237,642 to an entity owned by the majority shareholder for 2007 and 2006, respectively.

Item 14. Exhibits

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on form 8-K

The Company filed the following report on Form 8-K during the year ended December 31, 2007.

a.
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

b.
Form 8-K filed on February 13, 2007 to describe the lawsuit filed by the Company’s subsidiary, Liberty Wireless, Corp. against Mobile Technology Services, LLC (“MTS”) alleging that MTS had breached a number of provisions of the Mobile Virtual Network Enabler (“MVNE” Agreement) Services Agreement between Liberty and MTS.

c.
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

d.	Form 8-K filed on June 4, 2007 to describe the resignation of the COO and director due to health reasons and announce the replacement of Board of Directors.

e.	Form 8-K filed on June 29, 2007 to announce the appointment of Worldwide Stock Transfer, LLC of Teaneck, New Jersey as the Company’s new stock transfer agent.

f.
Form 8-K filed July 6, 2007 to announce the Company has entered into certain Security Purchase Agreement (SPA) with Yorkville Advisors (“YA”) in the amount of $3,000,000. The Company issued YA $3,000,000 in secured convertible debentures of even date with the SPA and the debentures were fully funded on July 3, 2007.

g.	Form 14C filed October 9, 2007 as preliminary information statement to announce the Company’s intent to increase the authorized shares from 600 million to 1.5 billion.

h.	Form 14C filed September 28, 2007 as definitive information statement to announce the Company’s intent to increase the authorized shares from 600 million to 1.5 billion.

i.
Form 8-K filed on October 19, 2007 to announce the resignation of the General Counsel to pursue other business and professional opportunities. He will continue to serve as a Director on the Company’s Board.

j.	Form S8 filed on October 19, 2007 to supplement the Company’s stock option program with 1.5 billion shares.

k.	Form 8-K filed on December 7, 2007 to announce the resignation of Nick Shamy as member of the Board of Directors.

l.	Form 8-K filed on December 21, 2007 to announce the decision to exit the wireless business in U.S. through either a sale or closure of the operation.

m.	Form 8-K filed on January 24, 2008 to announce the sale of substantially of the wireless assets to Cozac LLC.

n.	Form 8-K filed on March 13, 2008 to announce the relocation of the company’s headquarters in Miami Florida.

Item 15. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $70,000 and $75,000 respectively.

The aggregate fees billed for the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-QSB’s was $36,000. The aggregate fees billed for other audit related services rendered by the principal accountant was $14,000.

Audit Related Fees

None

Tax Fees

The aggregate fees billed for December 31, 2007 for tax services rendered by the principal accountant was $25,000.

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of March 2008.

TELEPLUS WORLD, CORP.

Date: March 28, 2008	By:	/s/ Marius Silvasan
Marius Silvasan Chief Executive Officer

Date: March 28, 2008	By:	/s/ Cris M. Neely
Cris M. Neely Chief Financial Officer

Date: March 28, 2008	By:	/s/ Michael Karpheden
Michael Karpheden Director

Date: March 28, 2008	By:	/s/ Hakan Wretsell
Hakan Wretsell
Director

Date: March 28, 2008	By:	/s/ Gordon Chow
Gordon Chow Director

Date: March 28, 2008	By:	/s/ Carlos Cardelle
Carlos Cardelle Director

INDEX TO FINANCIAL STATEMENTS

Teleplus World, Corp
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
for the years ended December 31, 2007 and 2006

Consolidated Statement of changes in Shareholders’ Equity (Deficit) for the years	F-4
ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements:	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Teleplus World, Corp.

We have audited the accompanying consolidated balance sheets of Teleplus World, Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teleplus World, Corp. at December 31, 2007 and 2006 and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 2, at December 31,2007 the Company and its subsidiaries have incurred recurring losses from operations and had a working capital deficit of $19,019,324. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to its future operations are also discussed in note 2.

/s/ PKF
Certified Public Accountants
A Professional Corporation

New York, New York
March 26, 2008

TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	IN US$
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$397,395	$1,147,026
Accounts receivable, net - trade	1,393,425	1,173,451
Other accounts receivable	369,437	151,290
Prepaid expenses and other current assets	75,025	186,079
Current Assets held from discontinued operations	265,840	507,031

Total Current Assets	2,501,122	3,164,877

Fixed assets, net of depreciation	692,210	668,103
Fixed assets, net of depreciation from discontinued operations	0	93,276

Total Fixed Assets	692,210	761,379

Other Assets:
Intangible assets, net	6,052,250	5,721,011
Goodwill	9,581,787	8,878,404
Deferred financing fees, net of amortization	692,535	894,348
Deferred connection charges, net of amortization	272,404	171,662
Deferred income taxes	42,159	35,493
Other Assets held from discontinued operations	900,000	1,843,571

Total Other Assets	17,541,135	17,544,489

TOTAL ASSETS	20,734,467	21,470,745

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$6,065,871	$3,520,095
Current portion of accrued acquisition obligations	621,580	2,790,297
Current portion of convertible debentures, net of discount	5,238,401	72,033
Unearned revenue	621,557	515,207
Derivative liability	7,076,598	7,807,739
Liabilities held by discontinued operations	1,896,439	2,241,272

Total Current Liabilities	21,520,446	16,946,643

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,660,094	2,302,703
Convertible debentures, net of discount	1,750,723	3,812,858

Total Long-term Liabilities	3,410,817	6,115,561

Total Liabilities	24,931,263	23,062,204

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized	0	0
Common stock, $0.001 Par Value; 1,500,000,000 shares authorized and 158,371,756 shares in 2007,
and 122,781,419 shares in 2006 issued and outstanding,	158,372	122,782
Additional paid-in capital	9,410,039	7,487,827
Accumulated deficit	(15,242,042)	(9,278,046)
Accumulated other comprehensive income	1,476,835	75,978

Total Shareholders' Equity (Deficit)	(4,196,796)	(1,591,459)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	20,734,467	21,470,745

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEBMER 31, 2007 AND 2006

	IN US$
	2007	2006

OPERATING REVENUES
Revenues	$17,380,124	$15,904,049

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	12,384,786	10,934,915
Payroll, professional fees and related expenses	3,737,675	3,447,978
Advertising and marketing expenses	233,911	693,066
Office rent and expenses	143,516	200,739
Other general and administrative expenses	657,100	881,191
Depreciation and amortization	885,978	857,013

Total Operating Expenses	18,042,966	17,014,902

OPERATING INCOME (LOSS)	(662,842)	(1,110,853)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(428,669)	(342,108)
Warrant expense	0	(182,419)
Amortization of debt discount	(3,737,410)	(2,747,485)
Interest expense	(2,678,434)	(2,164,281)
Gain (loss) on debt extinguishment	(119,380)	0
Gain (loss) on derivative liability	3,728,661	3,527,249

Total Other Income (Expense)	(3,235,232)	(1,909,044)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(3,898,074)	(3,019,897)
Provision for Income Taxes	0	0

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,898,074)	(3,019,897)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,065,922)	321,123

NET INCOME (LOSS)	(5,963,996)	(2,698,774)

NET INCOME (LOSS) PER BASIC SHARES
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	$(0.01)	$-
	$(0.04)	$(0.03)

NET INCOME (LOSS) PER DILUTED SHARES
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	$(0.01)	$-
	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	142,046,123	98,452,457

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	2,483,016,038	296,848,568

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(5,963,996)	$(2,698,774)
Other comprehensive income (loss)
Currency translation adjustments	$1,400,857	$164,564
Comprehensive income (loss)	$(4,563,139)	$(2,534,210)

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS WORLD, CORP,
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Accumulated
					Additional		Other
					Paid-in	Accumulated	Comprehensive
	Preferred Stock		Common Stock		Capital	Deficit	Income(Loss)	Total
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance December 31, 2005	2,000,000	$2,000	86,403,786	$86,404	$4,097,891	$(6,579,272)	$(88,586)	$(2,481,563)

Shares issued in connection with acquisitions of Cellz, Freedom Phone Lines and Maximo Impact			630,000	630	384,770			385,400

Shares issued in conversion of convertible debentures, net			12,521,678	12,522	2,180,080			2,192,602

Shares issued in connection with raising of capital, net			400,000	400	20,180			20,580

Shares cancelled in connection with raising of capital for 2005			(637,500)	(638)	638			0

Shares issued to directors			240,000	240	39,360			39,600

Shares issued in exchanged for Class A Preferred Shares	(2,000,000)	(2,000)	20,000,000	20,000	(18,000)			0

Shares issued for emloyee compensation			218,337	218	27,765			27,983

Vesting of employee stock options					108,215			108,215

Shares and warrants issued for services rendered			3,005,118	3,006	646,928			649,934

Net loss for the year ended December 31, 2006						(2,698,774)	164,564	(2,534,210)

Balance December 31, 2006	0	0	122,781,419	122,782	7,487,827	(9,278,046)	75,978	(1,591,459)

Shares issued in conversion of convertible debentures, net			29,962,485	29,962	1,670,039			1,700,001

Cash redeemption of convertible debenture					(40,325)			(40,325)

Shares issued in connection with raising of capital, net			4,000,000	4,000	156,000			160,000

Shares issued to directors			500,000	500	16,500			17,000

Shares issued for emloyee compensation			471,150	471	37,222			37,693

Vesting of employee stock options					38,341			38,341

Shares and warrants issued for services rendered			656,702	657	44,435			45,092

Net loss for the year ended December 31, 2007						(5,963,996)	1,400,857	(4,563,139)

Balance December 31, 2007	0	0	158,371,756	158,372	9,410,039	(15,242,042)	1,476,835	(4,196,796)

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS WORLD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	IN US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	(5,963,996)	(2,698,774)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	256,270	247,176
Amortization of intangible assets	779,151	743,110
Goodwill impairment	843,571	0
Accretion of interest expense	1,579,474	1,061,214
Loss on extinguishment on debt	119,381	0
Issuance of common shares for compensation	99,784	188,808
Employee compensation for stock options	38,340	108,215
Amortization of deferred finance fees	428,669	342,108
Warrants issued to raise capital	0	182,418
Amortization of convertible debt discount	3,737,410	2,747,485
(Gain) on derivative liability	(3,728,661)	(3,527,249)

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	(225,137)	748,847
(Increase) decrease in other accounts receivable	(195,071)	(66,744)
(Increase) decrease in income tax receivable	(6,228)	33,467
(Increase) decrease in inventory	48,875	74,627
(Increase) decrease in prepaid expenses and other current assets	286,005	(314,388)
(Decrease) increase in accounts payable and accrued expenses	2,437,841	2,050,699
(Decrease) increase in unearned revenue	(131,535)	(449,010)
(Decrease) increase in receivable from intercompany	0	(146,517)

Total adjustments	6,368,139	4,024,266

Net cash provided by operating activities	404,143	1,325,492

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(3,214,622)	(5,253,934)
Acquisitions of fixed assets	(25,126)	(144,699)
(Increase) in deferred connection charges	(131,475)	(133,611)

Net cash (used in) investing activities	(3,371,223)	(5,532,244)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees	(325,000)	(43,420)
Proceeds from convertible debenture (Net)	0	2,542,577
Proceeds from new convertible debenture	3,000,000	0
Repayment of debt	(416,687)	0

Net cash provided by financing activities	2,258,313	2,499,157

Effect of foreign currency	(40,864)	(29,953)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(749,631)	$(1,737,548)
CASH AND CASH EQUIVALENTS -BEGINNING OF YEAR	1,147,026	2,884,574
CASH AND CASH EQUIVALENTS - END OF YEAR	397,395	1,147,026

CASH PAID DURING THE PERIOD FOR:
Interest expense	$113,701	$11,406

The accompanying notes are an integral part of the consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	IN US$
	2007	2006

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 29,962,486 shares of common stock in 2007,
12,521,678 in 2006	1,133,000	1,550,000
Issued 4,000,000 shares of common stock to Yorkville Advisor in connection with a $3,000,0000 convertible debt issued July 2007
400,000 shares to Yorkville Advisor
in connection with a $3,000,0000 convertible debt issued July 2006	160,000	64,000
Issued 500,000 shares of common stock to directors of Company
for services rendered in 2007, 240,000 in 2006	17,000	39,600
Issued 471,150 shares of common stock for
employee compensation in 2007, 218,337 in 2006	37,692	27,983
Issued 656,702 shares in 2007 for services renders in 2007,
3,005,118 shares of common stock and 4,100,000 warrants
to non-related third parties in 2006	45,092	649,933
Issued 630,000 shares of common stock in connection
with company acquisitions in 2006	0	385,400
Issued 20,000,000 shares of common stock in exchange for
2,000,000 Class A preferred shares in 2006	0	20,000
Reduction of Goodwill and Accrued Acquisition obligation	0	844,075

The accompanying notes are an integral part of the consolidated financial statements.

Teleplus World, Corp.
Notes to Consolidated Financial Statements
December 31, 2007

Note 1 - Organization

Organization

Teleplus World, Corp (the “Company”), (TLPE.OB), is a diversified North American company that is a leading provider of telecommunications products and services. The Company’s wholly owned subsidiaries include Telizon, Inc., a reseller of landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and Avenue Reconnect and Freedom Phone Lines, providers of landline and long distance services to targeted residential markets. Teleplus websites include www.telizon.biz, www.elitemail,ca, www.freedomphonelines.com, www.netreach.ca and www.nophone.ca among others. The Company has offices in Miami, Florida and Barrie, Ontario.

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

On October 24, 2006 the Company changed its corporate name to TelePlus World, Corp.

In December, 2007, the Company announced the intent to sell or close the wireless operations in the U.S. On December 21, 2007 the Company advised its shareholders that the Company has decided to exit the MVNO (Mobile Virtual Network Operator) business segment (the "MVNO Segment") operated by its Liberty Wireless and Maximo Impact brands. Market conditions for this segment of the Company's operations have become adverse in the last few months making it difficult for the Company to turn a profit in the MVNO Segment. Notwithstanding the Company's efforts over the last few months to improve the performance of the MVNO Segment the Company does not believe it will turn a profit in that segment in the foreseeable future. The Company intends to focus its efforts on its core telecommunication service which represents the bulk of the company's revenues, is profitable and provides good cash flows to fund ongoing operations. Exiting the MVNO Segment (which has been operating at a loss) will improve the Company's profitability and cash flow although it will reduce the Company's annual revenues by about $4.5 million dollars. The Company intends to move quickly in the divestiture and/or closure of the MVNO Segment.

On January 15, 2008 the Company completed the sale of substantially all the assets of the wireless operations in the U.S. to COZAC, LLC. The assets included customer lists, assumed airtime contracts, trade names, domain names, logo, marketing reports and customer collateral. The purchased price payable by purchaser to vendor for the purchased assets is satisfied by the purchaser assuming the liabilities as of the date of this agreement under the Sprint agreement, the MVNO Sherpa agreement, and the assumption of liabilities owed to the vendor “People Support”.

Note 2 - Summary of Significant Accounting Policies

Risk Related to the Company’s Business

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $15 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations could not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail and wireless divisions that have been abandoned or sold. The Company has also written down the assets relating to the retail and wireless divisions to their respective fair values (see note 8).

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives. The goodwill and other intangible assets increased in 2007 from 2006 based on the fluctuation in the conversion rate of the Canadian to U.S. currency.

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. At December 31, 2007 and 2006, the Company has an accounts receivable allowance of $41,397 and $28,934 respectively.

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

Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s U.S. subsidiary is the U.S. dollar, while the functional currency of its Canadian subsidiary is the Canadian dollar. The Company translates income and expense amounts of its Canadian subsidiary at average exchange rates for the year, and translates assets and liabilities of its Canadian subsidiary at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss).

Comprehensive Income

The Company complies with Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes gains and losses on foreign currency translations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss).

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. As of December 31, 2007, the deferred connection charges are $272,404. Amortization of the deferred connection charges for the years ended December 31, 2007 and 2006 are $57,553 and $44,426, respectively.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of December 31, 2007, the deferred financing fees are $692,535 Amortization of the deferred finance fees for the years ended December 31, 2007 and 2006 are $428,669 and $342,108, respectively.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 2,324,669,915 shares of the Company’s common stock as of December 31, 2007 and are carried at fair value of $7,076,598.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the consolidated statements of operations for the years ended December 31, 2007 and 2006.

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

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. For the year ended December 31, 2007 these common stock equivalents are derived from stock options of 10,200,000, warrants of 149,100,000 and convertible debentures of 2,483,016,038.

Stock-Based Compensation

The Company complies with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and this new standard did not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured ath their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The company does not currently have any minority interests.

NOTE 3 - FIXED ASSETS

Fixed assets as of December 31, 2007 and 2006 were as follows:

	Estimated
	Useful
	Lives(Years)	31-Dec-07	31-Dec-06

Equipment	5	217,497	183,112
Furniture and Fixture	7	143,709	94,905
Business Software	3-10	980,216	765,390
Computer Hardware	5	423,835	314,915
Leasehold Improvement	5	34,573	25,647

		1,799,830	1,383,969

Less: accumulated depreciation		1,107,619	715,866

Fixed Assets, net		692,210	668,103

There was $149,274 and $169,476 charged to continuing operations for depreciation expense during the years ended December 31, 2007 and 2006 respectively.

NOTE 4 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

On July 12, 2004, the Company secured an $11,000,000 financing commitment from Yorkville Advisors. The terms of the transaction called for the Company to receive initial funding in the amount of $1,000,000 payable in three (3) installments: $450,000 payable at closing; $400,000 payable upon the filing of a registration statement and the remaining $150,000 payable upon the registration statement becoming effective, which occurred October 1, 2004.

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

On December 13, 2005, the Company entered into a certain Securities Purchase Agreement (“SPA”) with Yorkville Advisors (“YA”), pursuant to which YA was issued $9,225,000 in secured convertible debentures dated December 13, 2005 under the SPA. Under the SPA, the Company and YA entered into various agreements as described below. The convertible debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety-five percent (95%) of the lowest volume weighted price of the common stock for the thirty trading days immediately preceding such conversion date. The convertible debentures which are secured by certain pledged assets of the Company have a term of three (3) years, have piggy-back registration rights and accrue interest at a rate of ten percent (10%) per annum. In connection with the convertible debentures, the Company issued 1,250,000 shares of common stock as financing fees. The amount funded included the restructuring of the third promissory note funded in July 2005 of $5,625,000 plus interest of $225,000 plus an additional funding of $3,375,000.

On July 28, 2006, the Company entered into a second SPA with Yorkville Advisors (“YA”) pursuant to which the Company issued to YA $3,000,000 in secured convertible debentures dated as of July 28, 2006. The debentures were fully funded on July 28, 2006, are convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the lesser of (a) $0.20 or (b) 90% of the lowest volume weighted average price of common stock for thirty trading days immediately preceding the conversion date. The Company has the option to redeem a portion or all of the amounts outstanding under the debentures prior to the maturity date of the debentures. The debentures have a term of three years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The debentures are secured by certain pledged assets of the Company. The parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, and applicable state securities laws.

In connection with the SPA, the Company also issued YA the following warrants to purchase shares of common stock:

a)	5,000,000 at $0.11;
b)	10,000,000 at $0.13;
c)	10,000,000 at $0.15; and
d)	5,000,000 at $0.18

On July 3, 2007, the Company entered into a third Securities Purchase Agreement ("SPA") with Yorkville Advisors (“YA”) pursuant to which the Company issued to YA Three Million Dollars ($3,000,000) in secured convertible debentures (the "Debentures"). The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety-five percent (90%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company shall make mandatory redemptions ("Mandatory Redemption") consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

In connection with the SPA the Company also issued YA a warrant to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company's common stock to YA.

Through December 31, 2007 $2,683,000 of the debt has been converted to equity and $416,687 has been repaid. Accordingly, as of December 31, 2007, the Company has $12,125,313 outstanding in convertible debentures. During the year ended December 31, 2007, $1,133,000 of convertible debentures were converted into 29,962,486 shares of common stock.

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

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of YA (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8, except for a registration statement on Form S-8 registering up to 2,000,000 shares of common stock under an Employee Stock Option Plan. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company’s common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five days trading days of such listing, the Company being in default of any other debentures that the Company has issued to YA.

Investor Registration Rights Agreement. On December 13, 2005 the Company entered into an investor registration rights agreement with YA. Under the terms of the registration rights agreement the Company was obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to YA upon conversion of at least 235,000,000 shares of common stock under the $9,225,000 convertible debenture, 1,250,000 shares of common stock issued under the SEDA and 33,000,000 shares of common stock issued upon the exercise of the warrant shares to be issued under the warrant to YA. The Company filed with the SEC all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow YA to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. The Company entered into an amended security agreement dated December 13, 2005 with YA. This agreement amends the agreement entered into on July 15, 2005 between these two parties.

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated December 13, 2005 with YA, Visioneer Holding Group, Inc. and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, the Company and Visioneer pledged 30,000,000 of their shares of common stock of the Company to secure the Company’s obligations under the convertible debenture issued to YA. These shares are being held by David Gonzales, Esq., who is a principal with YA. In the event of default under the pledge and escrow agreement, that includes failure of the Company to comply with any of the agreements between themselves and YA, the pledged shares can be sold to cover any of the obligations owed by the Company to YA under the various financing agreements discussed here. The pledged shares shall be returned to the parties upon payment in full of all amounts owed to YA under the convertible debentures.

Warrant. The Company issued a warrant dated December 13, 2005 for 33,000,000 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to YA at exercise prices ranging between $.20 and $0.38 per share. The warrant is exercisable until December 13, 2008. YA cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to December 13, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated December 13, 2005 with YA. The securities purchase agreement relates to the $9,225,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which the Company and Visioneer pledged his shares of the Company’s common stock to YA, and (iv) an amended and restated security agreement among the Company and YA. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by YA under the warrant and the convertible debenture described above. The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with YA Capital, a fee equal to $342,500.

Amended and Restated Subsidiary Security Agreement. The Company entered into an amended and restated subsidiary security agreement dated December 13, 2005. The material terms of the amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with YA.

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

The embedded derivatives do not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $3,728,661 and $3,527,249 respectively recognized for the year ended December 31, 2007 and 2006

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.

The allocation of the proceeds of the convertible debenture to the warrants and the conversion feature resulted in discounts to the convertible debenture of $7,779,174, $3,000,000, and $3,000,000 for the $9,225,000, $3,000,000 and $3,000,000 convertible debentures, respectively, on the date of issuance and is being amortized to par using the effective interest method. The amortization for the years ended December 31, 2007 and 2006 amounted to $3,737,410 and $2,747,485, respectively. Additionally, in July 2007 the Company recognized a financing expense of $871,261 representing the excess of the fair value of the derivative instruments in the July 2007 debentures, over the debt proceeds.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense

The derivative liability at December 31, 2007 is comprised of the following:

i) The embedded derivative associated with the December 2005 $9,225,000 convertible debenture at fair value of $3,607,764; ii) the embedded derivative associated with the July 2006 $3,000,000 convertible debenture at fair value of $1,792,075; iii) the embedded derivative associated with the July 2007 $3,000,000 convertible debenture at fair value of $1,543,279; iv) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $917; v) 30,000,000 warrants issued in conjunction with the July 2006 $3,000,000 convertible debenture at fair value of $2,991; and vi) 80,000,000 warrants issued in conjunction with the July 2007 $3,000,000 convertible debenture at fair value of $129,571

Interest expense on the convertible debentures was $2,678,434 and $2,164,281 for the years ended December 31, 2007 and 2006. Accrued interest at December 31, 2007 is $2,201,868

There was a gain on the derivative liabilities of $3,728,661 and $3,527,249, respectively recognized for the years ended December 31, 2007 and 2006.

The summary of convertible debentures is as follows at December 31, 2007:

$9,225,000 Convertible Debenture, net of $2,683,000 conversions and
unamortized discount of $1,303,599 at 10% interest per annum due December 2008	$5,238,401

$3,000,000 Convertible Debenture, net of unamortized
discount of $1,649,155 at 10% interest per annum due July 2009	1,350,845

$3,000,000 Convertible Debenture, net of $416,687 redemption and unamortized
discount of 2,183,435 at 12% interest per annum due July 2010	399,878

6,989,124

Less: Current maturities	(5,238,401)

Long-term portion	$1,750,723

Maturities over the next three years is as follows:
December 31,

2008	7,742,000
2009	4,200,000
2010	183,313

$12,125,313

NOTE 5- SHAREHOLDERS’ EQUITY

The Company has 1,500,000,000 shares authorized of common stock with a par value of $0.001. As of March 17, 2007, the Company has 212,864,562 shares of common stock issued and outstanding.

During the year ended December 31, 2007 the Company issued the following shares:

January 8, 2007 the Company issued 5,555 shares to an employee in connection with bonus earned. Shares were valued at $445.

January 8, 2007 the Company issued 11,111 shares to an employee in connection with bonus earned. Shares were valued at $890.

January 8, 2007 the Company issued 444,000 shares to a non-related third party in connection to services rendered. Shares were valued at $35,520.

January 30, 2007 the Company issued 1,345,895 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

February 22, 2007 the Company issued 1,492,537 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

March 5, 2007 the Company issued 3,703,704 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $200,000.

March 21, 2007 the Company issued 1,851,852 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $100,000.

March 28, 2007 the Company issued 454,485 shares in connection with bonuses earned by employees. Shares were valued at $36,359.

April 2, 2007 the Company issued 2,500,000 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $135,000.

April 11, 2007 the Company issued 175,000 shares to its directors for services rendered. Shares were valued at $10,500.

April 12, 2007 the Company issued 2,314,815 shares of common stock to YA in connection with the conversion of convertible debentures in the amount of $125,000.

April 26, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $5,317.

May 17, 2007 the Company issued 4,166,667 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $170,000.

May 18, 2007 the Company issued 106,351 shares to a non-related third party in connection to services rendered. Shares were valued at $4,254.

July 03, 2007 the Company issued 4,000,000 shares to YA as a fee in connection with the $3,000,000 loan on July 3, 2007. Shares were valued at $160,000.

July 16, 2007 the Company issued 1,470,588 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $35,000

September 12, 2007 the Company issued 1,173,709 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $25,000.

September 26, 2007 the Company issued 2,808,989 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $50,000.

October 11, 2007 the Company issued 2,937,063 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $42,000.

October 22, 2007 the Company issued 325,000 shares to its directors for services rendered. Shares were valued at $6,500.

October 31, 2007 the Company issued 1,280,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $16,000.

November 15, 2007 the Company issued 2,916,667 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $35,000.

Stock Options

As of December 31, 2007, the Company has 10,200,000 stock options issued to employees granted and outstanding. Of these options, 2,000,000 were granted in 2007, 2,485,000 were forfeited in 2007, 2,250,000 were granted in 2006, 3,500,000 were forfeited in 2006 .

Balance, Janaury 1, 2006	11,935,000

Granted	2,250,000
Exercised	-
Forfeited	(3,500,000)

Balance, December 31, 2006	10,685,000

Balance, Janaury 1, 2007	10,685,000

Granted	2,000,000
Exercised	-
Forfeited	(2,485,000)

Balance, December 31, 2007	10,200,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	December 31,	December 31,
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	3	3

Number of	Exercise	Date	Term	Vesting
Options	Price	Issued	Date	Date

2,000,000	$0.38	Nov-04	Jun-08	Jun-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
750,000	$0.21	Jun-05	Sep-08	Sep-05
1,000,000	$0.21	Jun-05	Dec-08	Dec-05
50,000	$0.21	Jun-05	Nov-08	Dec-05
50,000	$0.21	Jun-05	Nov-08	Dec-05
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-10	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
400,000	$0.07	Mar-07	Sep-10	Sep-07
400,000	$0.08	Mar-07	Mar-11	Mar-08
400,000	$0.10	Mar-07	Mar-12	Mar-09
400,000	$0.12	Mar-07	Mar-13	Mar-10
400,000	$0.15	Mar-07	Mar-14	Mar-11

10,200,000

Stock options vested and exerciseable 2007			8,600,000
Stock options exerciseable - weighted average price			$0.25

Warrants

The Company granted 33,000,000 warrants to YA in connection with the SPA entered into December 13, 2005. The warrants expire December 13, 2008. The Company also granted 30,000,000 warrants to YA in connection with the SPA entered into July 28, 2006. These warrants expire July 28, 2009. In addition, the Company issued 2,000,000 warrants for the purpose of trying to raise capital for the Company and 4,100,000 to a consultant of the Company for services rendered. Additionally, the Company issued warrants to Yorkville Advisors in connection with SPA entered into in July 2007 for 50,000,000 and 30,000,000. These warrants expire July 3, 2012. The following is a breakdown of the warrants:

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Consulting Fee: On April 13, 2005, a lawsuit was filed in the United States District Court, District of New Jersey (Newark) (Case No. 05-2058) by Howard Salamon d/b/a “Salamon Brothers” (as the plaintiff) against the Company. This matter arises out of an alleged agreement between the plaintiff and the Company. The plaintiff is seeking specific performance of the alleged agreement, monetary damages and a declaratory judgment for the payment of a commission allegedly due to the plaintiff in an amount equal to 10% of all funds received by the Company from YA. The Company has filed a counterclaim against the plaintiff seeking rescission of the alleged agreement and a refund of $100,000 paid by the Company to the plaintiff. The Company believes that this lawsuit is without merit, that the plaintiff’s claims are unfounded and that the Company has good defenses against the claims asserted by the plaintiff. The Company also believes that it has good claims for the rescission of the agreement and for the refund of the amount paid to the plaintiff. The Company intends to contest and defend against the plaintiff’s claims. The foregoing notwithstanding, total liability to the Company, should it lose the lawsuit, could reach a maximum of 10% of all funds received by YA.

Contract Dispute: Former vendor filed a lawsuit in Miami-Dade County, Florida against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of an employment fee in the amount of $14,000. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Commissions Dispute: Former telemarketing vendor has filed suit in Miami-Dade County, Florida against the Company’s subsidiary Teleplus Wireless, Corp. alleging non payment of $16,202.00 in commissions. The Company formally cancelled this agreement and disputes the commissions are owed to vendor and will vigorously defend the case.

Commissions Dispute: Former vendor has filed suit against the Company’s subsidiary Teleplus Wireless, Corp. for non payment of $35,000.00 contingency fee. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Breach of Contract: A former vendor of the Company’s subsidiary Teleplus Wireless Corp. has filed a lawsuit in Miami-Dade County, Florida for $110,783.90 for consulting and Investor Relations work performed. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2012 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of December 31, 2007 are:

Period Ending
December 31,
2008	$160,016
2009	153,473
2010	138,929
2011	131,114
2012	132,570
$716,102

Rent expense for the years ended December 31, 2007 and 2006 was $136,146 and $199,895, respectively.

NOTE 7 - PROVISION FOR INCOME TAXES

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

At December 31, 2007, deferred tax assets consist of the following:

Net operating losses	$5,500,000
Amortization of goodwill	(843,571)
Valuation allowance	(4,656,429)

$-

At December 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $10,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 8 - DISCONTINUED OPERATIONS

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

In December, 2007, the Company announced the intent to sell or close the wireless operations in the U.S. On December 21, 2007 the Company advised its shareholders that the Company has decided to exit the MVNO (Mobile Virtual Network Operator) business segment (the "MVNO Segment") operated by its Liberty Wireless and Maximo Impact brands. Market conditions for this segment of the Company's operations have become adverse in the last few months making it difficult for the Company to turn a profit in the MVNO Segment. Notwithstanding the Company's efforts over the last few months to improve the performance of the MVNO Segment the Company does not believe it will turn a profit in that segment in the foreseeable future. Company intends to focus its efforts on its core telecommunication service which represents the bulk of the company's revenues, is profitable and provides good cash flows to fund ongoing operations. Exiting the MVNO Segment (which has been operating at a loss) will improve the Company's profitability and cash flow although it will reduce the Company's annual revenues by about $4.5 million dollars. On January 15, 2008 the Company completed the sales of substantially all the assets of the wireless operations in the U.S. to COZAC, LLC. The assets included customer lists, assumed airtime contracts, trade names, domain names, logo, marketing reports and customer collateral. The purchased price payable by purchaser to vendor for the purchased assets is satisfied by the purchaser assuming the liabilities as of the date of this agreement under the Sprint agreement, the MVNO Sherpa agreement, and the assumption of liabilities owed to the vendor “People Support”.

The following represents the comparative operating results of these divisions for the years ended December 31, 2007 and 2006 that is reflected as discontinued operations.

	Retails	Wireless	Total
	2007	2007	2007

Net Revenues	0	4,730,055	4,730,055

Cost of Revenues		3,441,876	3,441,876
General , Administrative and Selling		2,310,420	2,310,420
Enterpise losses from gst/qst assessment	48,103		48,103
Depreciation and Amortization		149,444	149,444
Interest Expense		2,563	2,563
Write Down of Goodwill		843,571	843,571
	48,103	6,747,874	6,795,977

Loss before income taxes	(48,103)	(2,017,819)	(2,065,922)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(48,103)	(2,017,819)	(2,065,922)

	Retails	Wireless	Total
	2006	2006	2006

Net Revenues	290,143	8,766,297	9,056,440

Cost of Revenues	13,667	4,616,210	4,629,877
General , Administrative and Selling	516,928	3,428,184	3,945,112
Enterpise losses from gst/qst assessment	0		0
Depreciation and Amortization		133,273	133,273
Interest Expense		11	11
Write Down of Assets and Liabilities	27,044		27,044
	557,639	8,177,678	8,735,317

Loss before income taxes	(267,496)	588,619	321,123

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(267,496)	588,619	321,123

The Company will have available loss carryforwards from the remaining business entities of the retail division that have not declared bankruptcy. The Company’s intention is to apply these losses against future profits from its remaining business operations.

Summary of Net Assets (Liabilities) Remaining

	Retails	Wireless	Total
	December 31	December 31	December 31
	2007	2007	2007
ASSETS

Current Assets

Accounts receivable, net - trade		70,063	70,063
Other accounts receivable	549	48,407	48,956
Inventory		72,380	72,380
Prepaid expenses and other current assets		74,441	74,441
Total Current Asstes	549	265,291	265,840

Fixed Assets, net of deprectiation	0	0	0

Other Assets	0	900,000	900,000

Total Assets	549	1,165,291	1,165,840

LIABILTIES

Accounts payable and accrued expenses	0	1,852,543	1,852,543
Current portion of accrued acquisition obligations		0	0
Unearned revenue		43,896	43,896
Total Liabilities	0	1,896,439	1,896,439

Net Assets (Liabilities) Remaining	549	(731,148)	(730,599)

	Retails	Wireless	Total
	December 31	December 31	December 31
	2006	2006	2006
ASSETS

Current Asstes

Accounts receivable, net - trade		64,902	64,902
Other accounts receivable		71,482	71,482
Inventory		121,255	121,255
Prepaid expenses and other current assets		249,392	249,392
Total Current Asstes	0	507,031	507,031

Fixed Assets, net of deprectiation	0	93,276	93,276

Other Assets	0	1,843,571	1,843,571

Total Assets	0	2,443,878	2,443,878

LIABILTIES

Accounts payable and accrued expenses	69,456	1,640,032	1,709,488
Current portion of accrued acquisition obligations		250,000	250,000
Unearned revenue		281,784	281,784
Total Liabilities	69,456	2,171,816	2,241,272

Net Assets (Liabilities) Remaining	(69,456)	272,062	202,606

NOTE 9 - SUBSEQUENT EVENTS

TelePlus World, Corp. ("TelePlus" or "Company") advised shareholders on December 21, 2008, of the Company's decision to exit the MVNO (Mobile Virtual Network Operator) business segment (the "MVNO Segment") operated by its Liberty Wireless and Maximo Impact brands. In this regard, effective January 15, 2008, the Company has sold its wireless assets to Cozac LLC for $1.3 million in assumption of liabilities relating to those assets. The Company intends to focus its efforts on its core telecommunication service which represents the bulk of the company's revenues, is profitable and provides good cash flows to fund ongoing operations.