Form 10-Q
period 2008-03-31
Teleplus World, Corp.
filed 2008-05-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2008
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

_____________________________

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

The number of shares of common stock outstanding as of May 7, 2008 was 303,814,648.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I	FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Teleplus World, Corp
Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007

Page

Financial Statements:

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
for the Quarters ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Quarters ended March 31, 2008 and 2007	F-3 - F4

Notes to Consolidated Financial Statements:	F-5

TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	IN US$	IN US$
	March 31, 2008	December 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$135,588	$397,395
Accounts receivable, net - trade	1,681,673	1,393,425
Other accounts receivable	201,905	369,437
Prepaid expenses and other current assets	88,393	75,025
Current Assets held from discontinued operations	549	265,840
Total Current Assets	2,108,108	2,501,122

Fixed assets, net of depreciation	619,046	692,210
Total Fixed Assets	619,046	692,210

Other Assets:
Intangible assets, net	5,630,266	6,052,250
Goodwill	9,402,638	9,581,787
Deferred financing fees, net of amortization	534,599	692,535
Deferred connection charges, net of amortization	281,281	272,404
Deferred income taxes	40,461	42,159
Other Assets held from discontinued operations	0	900,000
Total Other Assets	15,889,245	17,541,135

TOTAL ASSETS	18,616,399	20,734,467

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$6,544,935	$6,065,871
Current portion of accrued acquisition obligations	602,232	621,580
Current portion of convertible debentures, net of discount	5,345,913	5,238,401
Unearned revenue	599,905	621,557
Derivative liability	6,548,438	7,076,598
Liabilities held by discontinued operations	831,034	1,896,439
Total Current Liabilities	20,472,457	21,520,446

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,499,442	1,660,094
Convertible debentures, net of discount	2,092,826	1,750,723
Total Long-term Liabilities	3,592,268	3,410,817

Total Liabilities	24,064,725	24,931,263

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 Par Value; 1,500,000,000 shares authorized and 234,893,793 shares in March 31, 2008, and 158,371,756 shares in December 31, 2007 issued and outstanding,	234,894	158,372
Additional paid-in capital	9,713,239	9,410,039
Accumulated deficit	(16,490,247)	(15,242,042)
Accumulated other comprehensive income	1,093,788	1,476,835
Total Shareholders' Equity (Deficit)	(5,448,326)	(4,196,796)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT	18,616,399	20,734,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$4,811,012	$3,866,859

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	3,388,415	2,785,316
Payroll, professional fees and related expenses	824,032	849,197
Advertising and marketing expenses	54,091	55,173
Office rent and expenses	46,418	48,826
Other general and administrative expenses	143,875	161,120
Depreciation and amortization	252,150	201,971
Total Operating Expenses	4,708,981	4,101,604

OPERATING INCOME (LOSS)	102,031	(234,745)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(112,722)	(99,149)
Amortization of debt discount	(765,855)	(822,194)
Interest expense	(377,811)	(644,346)
Gain (loss) on debt extinguishment	(77,948)	0
Gain (loss) on derivative liability	115,298	(352,744)
Total Other Income (Expense)	(1,219,038)	(1,918,433)

NET INCOME (LOSS) BEFORE PROVISION
FOR TAXES	(1,117,007)	(2,153,177)
Provision for Income Taxes	0	0

NET (LOSS) FROM CONTINUING OPERATIONS	(1,117,007)	(2,153,177)
NET (LOSS) FROM DISCONTINUED OPERATIONS	(131,198)	(125,196)

NET (LOSS)	(1,248,205)	(2,278,373)

NET (LOSS) PER BASIC SHARES
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$-	$-
	$(0.01)	$(0.02)

NET (LOSS) PER DILUTED SHARES
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$-	$-
	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	191,240,134	126,007,958

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	6,508,332,133	315,917,607

COMPREHENSIVE INCOME (LOSS)
Net (loss)	$(1,248,205)	$(2,278,373)
Other comprehensive income (loss)
Currency translation adjustments	$(383,047)	$85,425
Comprehensive (loss)	$(1,631,252)	$(2,192,948)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	(1,248,205)	(2,278,373)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	70,574	58,500
Amortization of intangible assets	181,575	180,640
Accretion of interest expense	36,780	336,883
Loss on extinguishment on debt	77,948	0
Issuance of common shares for compensation	12,750	73,214
Employee compensation for stock options	35,023	3,279
Amortization of deferred finance fees	112,722	99,149
Amortization of convertible debt discount	765,855	822,194
(Gain) on derivative liability	(115,298)	352,744

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	(218,185)	148,574
(Increase) decrease in other accounts receivable	215,939	(137,611)
(Increase) decrease in income tax receivable	1,586	0
(Increase) decrease in inventory	72,380	19,832
(Increase) decrease in prepaid expenses and other current assets	61,074	39,681
(Decrease) increase in accounts payable and accrued expenses	357,667	684,574
(Decrease) increase in unearned revenue	(65,548)	(25,333)
Total adjustments	1,602,842	2,656,320

Net cash provided by operating activities	354,637	377,947

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(180,000)	(464,143)
Acquisitions of fixed assets	(1,580)	(8,246)
(Increase) in deferred connection charges	(39,220)	(22,343)
Net cash (used in) investing activities	(220,800)	(494,732)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in other loan payable	0	40,000
Repayment of debt	(466,667)	0

Net cash provided (use in) by financing activities	(466,667)	40,000

Effect of foreign currency	71,023	13,862

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(261,807)	$(62,923)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	397,395	1,147,026
CASH AND CASH EQUIVALENTS - END OF PERIOD	135,588	1,084,103

CASH PAID DURING THE PERIOD FOR:
Interest expense	$36,296	$9,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 72,522,037 shares of common stock in 2008, 8,393,988 in 2007	243,100	500,000
Issued 4,000,000 shares of common stock for employee compensation in 2008, 471,150 in 2007	12,750	37,694
Issued 0 shares in 2008 for services rendered in 2008, 444,000 shares of common stock to non-related third parties in 2007	0	35,520

The accompanying notes are an integral part of the consolidated financial statements.

Teleplus World, Corp.
Notes to Consolidated Financial Statements
March 31, 2008

Note 1 – Organization

Organization

TelePlus World, Corp. ("TelePlus") is a diversified North American company that is a leading provider of telecommunications products and services. TelePlus, founded in 1999, has continued to grow organically and through strategic acquisitions. The company's wholly owned subsidiaries include Telizon, Inc., a reseller of landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and Avenue Reconnect and Freedom Phone Lines, providers of landline and long distance services to targeted residential markets.

TelePlus’ telecom services include value added bundled commercial telecommunications packages including local lines, long distance, toll free and high speed internet services to customers in 53 distinct Centrex Serving Areas. The value added component, in addition to significant cost savings, results from TelePlus acting as a virtual telecommunications department to its clients, interfacing on their behalf with the underlying wholesale carrier providers for all items pertaining to their existing services and future needs.

In addition to also providing stand-alone long distance services to the commercial market, TelePlus telecom division provides long distance and internet services to targeted residential markets. Residential clients are part of the unbanked market segment, highly underserved by the incumbent carriers and currently representing 10%-20% of the population.

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

Note 2 – Summary of Significant Accounting Policies

Risk Related to the Company’s Business

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $16 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results from the retail and wireless divisions that have been abandoned or sold. At December 31, 2007, the net assets relating to the retail and wireless divisions had been written down to their respective fair values (see note 8).

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives. As of March 31, 2008, the Company has goodwill value of $9,402,638.

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of March 31, 2008, the Company has an accounts receivable allowance of $45,298.

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

Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s U.S. subsidiary is the U.S. dollar, while the functional currency of its Canadian subsidiary is the Canadian dollar. The Company translates income and expense amounts of its Canadian subsidiary at average exchange rates for the quarter, and translates assets and liabilities of its Canadian subsidiary at quarter-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss).

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. Amortization of the deferred connection charges for the quarter ended March 31, 2008 is $19,732.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of March 31, 2008, the deferred financing fees are $534,599. Amortization of the deferred finance fees for the quarter ended March 31, 08 is $112,722.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the convertible debentures, fair value approximates the face value of the remaining principle amount of the debentures (see note 4).

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 6,157,791,999 shares of the Company’s common stock as of March 31, 2008 and are carried at fair value of $ 6,548,438.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the consolidated statements of operations for the quarter ended March 31, 2008.

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

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. For the quarter ended March 31, 2008 these common stock equivalents are derived from stock options of 10,200,000, warrants of 149,100,000 and convertible debentures of 6,157,791,999.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 159 did not have a material impact on the consolidated financial statements.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of March 31, 2008 were as follows:

	Estimated
	Useful
	Lives(Years)
		31-Mar-08

Equipment	5	208,740
Furniture and Fixture	7	140,095
Business Software	3-10	944,553
Computer Hardware	5	411,247
Leasehold Improvement	5	33,704

		1,738,339

Less: accumulated depreciation		1,119,293

Fixed Assets, net		619,046

There was $50,843 charged to depreciation expense during the quarter ended March 31, 2008.

NOTE 4 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

On December 13, 2005, the Company entered into a certain Securities Purchase Agreement (“SPA”) with Yorkville Advisors (“YA”), pursuant to which YA was issued $9,225,000 in secured convertible debentures dated December 13, 2005 under the SPA. Under the SPA, the Company and YA entered into various agreements as described below. The convertible debentures are convertible in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of $0.275 or ninety-five percent (95%) of the lowest volume weighted price of the common stock for the thirty trading days immediately preceding such conversion date. The convertible debentures which are secured by certain pledged assets of the Company have a term of three (3) years, have piggy-back registration rights and accrue interest at a rate of ten percent (10%) per annum. In connection with the convertible debentures, the Company issued 1,250,000 shares of common stock as financing fees. The amount funded included a restructuring of the third promissory note funded in July 2005 of $5,625,000 plus interest of $225,000 plus an additional funding of $3,375,000.

On July 28, 2006, the Company entered into a second SPA with YA pursuant to which the Company issued to YA $3,000,000 in secured convertible debentures dated as of July 28, 2006. The debentures were fully funded on July 28, 2006, are convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the lesser of (a) $0.20 or (b) 90% of the lowest volume weighted average price of common stock for thirty trading days immediately preceding the conversion date. The Company has the option to redeem a portion or all of the amounts outstanding under the debentures prior to the maturity date of the debentures. The debentures have a term of three years, piggy-back registration rights and accrue interest at a rate equal to ten percent (10%) per year. The debentures are secured by certain pledged assets of the Company. The parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, and applicable state securities laws.

In connection with the SPA, the Company also issued YA the following warrants to purchase shares of common stock:

a)	5,000,000 at $0.11;
b)	10,000,000 at $0.13;
c)	10,000,000 at $0.15; and
d)	5,000,000 at $0.18

On July 3, 2007, the Company entered into a third SPA with YA pursuant to which the Company issued to YA Three Million Dollars ($3,000,000) in secured convertible debentures (the "Debentures"). The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety-five percent (90%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company is required to make mandatory redemptions ("Mandatory Redemption") consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

In connection with the SPA the Company also issued YA a warrant to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company's common stock to YA.

Through March 31, 2008 $2,926,100 of the debt has been converted to equity and $883,353 has been repaid. Accordingly, as of March 31, 2008, the Company has $11,415,547 outstanding in convertible debentures. During the quarter ended March 31, 2008, $243,100 of convertible debentures were converted into 72,522,037 shares of common stock.

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

The embedded derivatives do not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $115,298 and a loss of $352,744 respectively recognized for the quarter ended March 31, 2008 and 2007.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.

The allocation of the proceeds of the convertible debenture to the warrants and the conversion feature resulted in discounts to the convertible debenture of $7,779,174, $3,000,000, and $3,000,000 for the $9,225,000, $3,000,000 and $3,000,000 convertible debentures, respectively, on the date of issuance and is being amortized to par using the effective interest method. The amortization for the quarters ended March 31, 2008 and 2007 amounted to $765,855 and $822,194, respectively. Additionally, in July 2007 the Company recognized a financing expense of $871,261 representing the excess of the fair value of the derivative instruments in the July 2007 debentures, over the debt proceeds.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense.

The derivative liability at March 31, 2008 is comprised of the following:

i) The embedded derivative associated with the December 2005 $9,225,000 convertible debenture at fair value of $3,473,700; ii) the embedded derivative associated with the July 2006 $3,000,000 convertible debenture at fair value of $1,792,075; iii) the embedded derivative associated with the July 2007 $3,000,000 convertible debenture at fair value of $1,264,481; iv) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $23; v) 30,000,000 warrants issued in conjunction with the July 2006 $3,000,000 convertible debenture at fair value of $105; and vi) 80,000,000 warrants issued in conjunction with the July 2007 $3,000,000 convertible debenture at fair value of $18,054

Interest expense on the convertible debentures was $341,515 and $644,657 for the quarter ended March 31, 2008 and 2007. Accrued interest at March 31, 2008 is $2,506,603

There was a gain on the derivative liabilities of $115,298 for the quarter ended March 31, 2008 and a loss of $352,744 for the quarter ended March 31, 2007.

The summary of convertible debentures is as follows at March 31, 2008:

The summary of convertible debentures is as follows at March 31, 08

$9,225,000 Convertible Debenture, net of $2,926,100 conversions and unamortized discount of $952,987 at 10% interest per annum due Dec. 2008		$5,345,913

$3,000,000 Convertible Debenture, net of unamortized discount of $1,405,737 at 10% interest per annum due July 2009		1,594,263

$3,000,000 Convertible Debenture, net of $883,353 redemption and unamortized discount of 1,618,083 at 12% interest per annum due July 2010		498,563

		7,438,739

Less: Current maturities		(5,345,913)

Long-term portion		$2,092,826

Maturities over the next three years is as follows:
December 31,

	2008	7,115,567
	2009	4,200,000
	2010	99,980

		$11,415,547

NOTE 5- SHAREHOLDERS’ EQUITY

The Company has 1,500,000,000 shares authorized of common stock with a par value of $0.001. As of May 7, 2008, the Company has 303,814,648 shares of common stock issued and outstanding.

During the quarter ended March 31, 2008 the Company issued the following shares:

January 4, 2008 the Company issued 3,354,167 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $16,100.

January 8, 2008 the Company issued 3,512,195 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $14,400.

January 14, 2008 the Company issued 3,682,927 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $15,100.

January 16, 2008 the Company issued 3,658,537 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $15,000.

January 24, 2008 the Company issued 4,048,780 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $16,600.

January 28, 2008 the Company issued 4,243,902 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $17,400.

February 4, 2008 the Company issued 4,439,024 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $18,200.

February 19, 2008 the Company issued 4,658,537 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $19,100.

February 21, 2008 the Company issued 750,000 shares to an employee in connection with bonus earned. Shares were valued at $3,000.

February 26, 2008 the Company issued 4,894,737 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $18,600.

February 27, 2008 the Company issued 750,000 shares to an employee in connection with bonus earned. Shares were valued at $2,250.

March 4, 2008 the Company issued 5,115,385 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $13,300.

March 10, 2008 the Company issued 9,884,615 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $25,700.

March 10, 2008 the Company issued 750,000 shares to an employee in connection with bonus earned. Shares were valued at $2,250.

March 17, 2008 the Company issued 10,269,231 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $26,700.

March 18, 2008 the Company issued 750,000 shares to an employee in connection with bonus earned. Shares were valued at $2,250.

March 19, 2008 the Company issued 10,760,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $26,900.

March 24, 2008 the Company issued 1,000,000 shares to an employee in connection with bonus earned. Shares were valued at $3,000.

Stock Options

As of March 31, 2008, the Company has 10,200,000 stock options issued to employees granted and outstanding.

Balance, Janaury 1, 2008	10,200,000

Granted	-
Exerciesed	-
Forfeited	-

Balance, March 31, 2008	10,200,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued in Q1 2008 and the following weighted average assumptions were used in the model for the last options issued in March 2007:

March 31,
2007
Dividend yield	0.00%
Expected volatility	42.90%
Risk free interest rates	3.50%
Expected lives (years)	3

Number of	Exercise	Date	Term	Vesting
Options	Price	Issued	Date	Date

2,000,000	$0.38	Nov-04	Jun-08	Jun-05
2,500,000	$0.40	Nov-04	Jun-09	Jun-06
750,000	$0.21	Jun-05	Sep-08	Sep-05
1,000,000	$0.21	Jun-05	Dec-08	Dec-05
50,000	$0.21	Jun-05	Nov-08	Dec-05
50,000	$0.21	Jun-05	Nov-08	Dec-05
1,250,000	$0.23	Jun-05	Dec-09	Dec-06
150,000	$0.21	Nov-05	May-09	May-06
150,000	$0.22	Nov-05	Nov-09	Nov-06
150,000	$0.23	Nov-05	May-10	May-07
150,000	$0.24	Nov-05	Nov-10	Nov-07
400,000	$0.07	Mar-07	Sep-10	Sep-07
400,000	$0.08	Mar-07	Mar-11	Mar-08
400,000	$0.10	Mar-07	Mar-12	Mar-09
400,000	$0.12	Mar-07	Mar-13	Mar-10
400,000	$0.15	Mar-07	Mar-14	Mar-11

10,200,000

Stock options vested and exerciseable 2008			9,000,000
Stock options exerciseable - weighted average price			$0.29

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

Contract Dispute: Former vendor filed a lawsuit in Miami-Dade County, Florida against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of goods purchased in the amount of $64,670. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Contract Dispute: Former employee filed a lawsuit in Cuyahoga County, Ohio against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of certain expenses in the amount of $16,565. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2012 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of March 31, 2008 are:

Period Ending
March 31,
2008	$120,012
2009	153,473
2010	138,929
2011	131,114
2012	132,570
$676,098

Rent expense for the quarters ended March 31, 2008 and 2007 was $46,418 and $48,826, respectively.

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

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$4,000,000
Amortization of goodwill	(840,000)
Valuation allowance	(3,119,539)

$40,461

At December 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $10,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the quarter ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

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

The following represents the comparative operating results of these divisions for the quarter ended March 31, 2008 and 2007 that is reflected as discontinued operations.

	Retails	Wireless	Total
	2008	2008	2008

Net Revenues	0	113,391	113,391

Cost of Revenues		100,138	100,138
General , Administrative and Selling		125,926	125,926
Enterpise losses from gst/qst assessment	18,413		18,413
Depreciation and Amortization		0	0
Interest Expense		112	112
	18,413	226,176	244,589

Loss before income taxes	(18,413)	(112,785)	(131,198)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(18,413)	(112,785)	(131,198)

	Retails	Wireless	Total
	2007	2007	2007

Net Revenues	0	1,503,370	1,503,370

Cost of Revenues		877,394	877,394
General , Administrative and Selling		713,692	713,692
Enterprise losses from gst/qst assessment			0
Depreciation of Property and Equipment		37,169	37,169
Interest Expense		311	311
	0	1,628,566	1,628,566

Loss before income taxes	0	(125,196)	(125,196)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	0	(125,196)	(125,196)

Summary of Net Assets (Liabilities) Remaining as of March 31, 2008:

	Retails	Wireless	Total
	March 31	March 31	March 31
	2008	2008	2008
ASSETS

Current Asstes

Accounts receivable, net - trade		0	0
Other accounts receivable	549	0	549
Inventory		0	0
Prepaid expenses and other current assets		0	0
Total Current Asstes	549	0	549

Fixed Assets, net of deprectiation	0	0	0

Other Assets	0	0	0

Total Assets	549	0	549

LIABILTIES

Accounts payable and accrued expenses	0	831,034	831,034
Current portion of accrued acquisition obligations		0	0
Unearned revenue		0	0
Total Liabilities	0	831,034	831,034

Net Assets (Liabilities) Remaining	549	(831,034)	(830,485)

NOTE 9 - SUBSEQUENT EVENTS

The Company for Q2 as of May 7, 2008 has issued approximately 59.9 million shares of stock in connection with Yorkville Advisors for debt conversions (See Note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Development

TelePlus World, Corp. ("TelePlus") is a diversified North American company that is a leading provider of telecommunications products and services. TelePlus, founded in 1999, has continued to grow organically and through strategic acquisitions. The company's wholly owned subsidiaries include Telizon, Inc., a reseller of landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and Avenue Reconnect and Freedom Phone Lines, providers of landline and long distance services to targeted residential markets.

TelePlus’ telecom services include value added bundled commercial telecommunications packages including local lines, long distance, toll free and high speed internet services to customers in 53 distinct Centrex Serving Areas. The value added component, in addition to significant cost savings, results from TelePlus acting as a virtual telecommunications department to its clients, interfacing on their behalf with the underlying wholesale carrier providers for all items pertaining to their existing services and future needs.

In addition to also providing stand-alone long distance services to the commercial market, TelePlus telecom division provides long distance and internet services to targeted residential markets. Residential clients are part of the unbanked market segment, highly underserved by the incumbent carriers and currently representing 10%-20% of the population.

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

Current estimates place the “unbanked” or “prepaid” market in North America at 10%-20% of total households and the market size is estimated at over $ 1 billion.

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

Market Overview - Telecom

The Canadian communications service industry, including telecommunications services and broadcast distribution, which is the Company’s primary market, accounts for approximately 3% of GDP.

Canada’s telecom environment is fully privatized, with the government having no holding on any telecom carrier. Operators within the Canadian market are described as either incumbents or competitors. The large incumbents include Bell Canada, TELUS, Bell-Aliant, MTS and SaskTel. Small incumbents serve mostly municipal areas generally located in less densely populated areas. Competitors include facilities-based competitors, non-facilities-based resellers, cable companies and more recently utility telcos.

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

Market Overview - Wireless

Since the late 1990’s, wireless subscriber growth has been constant. Growth rate was approximately 9% in 2007. By September 2007 Canada’s subscriber numbers had reached 19.3 million, a penetration rate of around 60%, a rate significantly lower than most of its OECD counterparts. Notably, Canada’s wireless penetration figures are approximately 15-20% lower than those of the USA. Thus Canada still has significant room for further growth before saturation levels are reached.

Strong revenue growth is further increased by the use of data and content services such as SMS and MMS messaging, browsing and downloading. Thus while overall wireless revenues grew by 15% for 2007, data revenues grew by a resounding 50%. With increasing subscriber numbers and minutes of use, voice revenue growth remained healthy, at around 11% for basic voice and 17% for long distance voice. Growth rates will continue to be driven by data and content services as networks become more advanced to allow for greater use of such services.

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

Employees

Teleplus has a total of 36 employees, most of which are employed on a full-time basis.

Risk Factors

Not Applicable

Unresolved Staff Comments

Not Applicable

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

Results of Operations and Financial Condition

Quarter Ended March 31, 2008 versus March 31, 2007

Total Operating Revenues from Continuing Operations

The Company generated $4,811,012 of revenues from continuing operations for the quarter ended March 31, 2008 as compared to $3,866,859 from continuing operations for the quarter ended March 31, 2007, an increase of $944,153 or 24%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and long distance offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing churn.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the quarter ended March 31, 2008 were $4,708,981 from continuing operations as compared to $4,101,604 from continuing operations for the quarter ended March 31, 2007. This represented an increase of $607,377 or 15%. Of these amounts, $3,388,415 (70% of revenues) and $2,785,316 (72% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $824,032 decreased 3% as compared to $849,197 in 2007. Advertising, marketing and general administrative expense were $54,091 for the quarter ended March 31, 2008 as compared to $55,173 for the quarter ended March 31, 2007.

Depreciation and amortization expenses reached $252,150 for the quarter ended March 31, 20078 as compared to $201,971 for the quarter ended March 31, 2007 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, and deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of March 31, 2008, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Operating Income (Loss) from Continuing Operations

Operating income (loss) for the quarter ended March 31, 2008 were $102,031 from continuing operations as compared to $(234,745) for the quarter ended March 31, 2007. The increase was attributable to the increase of revenue and improvement of product profit margin.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the quarter ended March 31, 2008 and 2007 was $112,722 and $99,149, respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $765,855 and $822,194 for the quarter ended March 31, 2008 and 2007 based on the Effective Interest Method calculation, and recognized a gain/(loss) on the valuation of its derivative liability of $115,298 and $(352,744) respectively resulting from a decrease/increase in our stock price.

Interest expense was $377,811 compared to $644,346 for the quarter ended March 31, 2008 and 2007, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(1,117,007), or $(0.01) per share on a basic and diluted basis for the quarter ended March 31, 2008 versus $(2,153,177), or $(0.02) per share on a basic and diluted basis for the quarter ended March 31, 2007. The decrease in our loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the quarter ended March 31, 2008 versus 2007. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the quarters ended March 31, 2008 and 2007, respectively. The Company has approximately $10,000,000 of net operating loss carryforward as of December 31, 2007, that the Company has reserved in a full valuation allowance against this deferred tax asset.

Liquidity and Capital Resources

During the quarter ended March 31, 2008, the balance in cash and cash equivalents decreased by $261,807 from continuing operations.

As of March 31, 2008, the Company had $2,108,108 in current assets primarily consisting of $135,588 in cash and cash equivalents, $1,681,673 in accounts receivable – trade, $201,905 in other accounts receivable, $88,393 in prepaid expenses and other current assets and $549 current assets held from discontinued operations, .

As of March 31, 2008, the Company had $20,472,457 in current liabilities primarily consisting of $602,232, in the current portion of accrued acquisition obligations, $6,544,935 in accounts payable and accrued expenses, $831,034 in liabilities held by discontinued operations, $5,345,913 in the current portion of convertible debentures, net of discount, and $6,548,438 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005, July 28, 2006 and July 3, 2007. The derivative liability is being converted to equity upon conversion to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of March 31, 2008 has a working capital deficiency of $18,364,349 which includes $6,548,438 of derivative liability that is not expected to have a cash impact.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the quarter ended March 31, 2008 of $261,807 was primarily attributable to the net increase of $354,637 in cash provided by operating activities, offset by expenditures of cash used to acquire businesses of $180,000 and the repayment of $466,667 of debt, the use of cash for capital expenditures of $1,580, and the use of deferred connection charges $39,220.

Based on our current operating plan, we anticipate using our cash mainly to continue growing the customer base and expand our technology solutions. The main portion of the cash need is for sales activities, operating expenses, cost of sales and a smaller portion for infrastructure improvements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $16 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations could not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS No. 159 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

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

Item 3.	Quantitative and Qualitative disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007 relates to the monitoring and review of work performed by our Chief Financial Officer and Corporate Controller in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer and Corporate Controller, and this lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the audit committee for reasonableness and all unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer and Corporate Controller.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

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

Contract Dispute: Former vendor filed a lawsuit in Miami-Dade County, Florida against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of goods purchased in the amount of $64,670. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Contract Dispute: Former employee filed a lawsuit in Cuyahoga County, Ohio against the Company’s subsidiary, Teleplus Wireless, Corp. for nonpayment of certain expenses in the amount of $16,565. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed.

1. Form 8-K filed on January 24, 2008 to announce the sale of its wireless assets to Cozac LLC for $1.3 million in assumption of liabilities relating to those assets.

2. Form 8-K filed on March 14, 2008 to announce the relocation of the corporate headquarters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2008.

TELEPLUS WORLD, CORP.

Date: May 14, 2008	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: May 14, 2008	By: /s/	Cris M. Neely
Cris M. Neely
Chief Financial Officer

Date: May 14, 2008	By: /s/	Michael Karpheden
Michael Karpheden
Director

Date: May 14, 2008	By: /s/	Hakan Wretsell
Hakan Wretsell
Director

Date: May 14, 2008	By: /s/	Gordon Chow
Gordon Chow
Director

Date: May 14, 2008	By: /s/	Carlos Cardelle
Carlos Cardelle
Director