Form 10-Q
period 2008-06-30
Teleplus World, Corp.
filed 2008-08-14
CIK 1133754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2008
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

The number of shares of common stock outstanding as of August 11, 2008 was 398,314,648.

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

Part I FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Teleplus World, Corp
Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007

Page

Financial Statements:

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)for the six months ended and three months ended June 30, 2008 and 2007	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-3

Notes to Consolidated Financial Statements:	F-5

TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	IN US$	IN US$
	June 30, 2008	December 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$284,389	$397,395
Accounts receivable, net - trade	1,351,752	1,393,425
Other accounts receivable	222,289	369,437
Prepaid expenses and other current assets	94,167	75,025
Current Assets held from discontinued operations	549	265,840
Total Current Assets	1,953,146	2,501,122

Fixed assets, net of depreciation	581,684	692,210
Total Fixed Assets	581,684	692,210

Other Assets:
Intangible assets, net	5,517,227	6,052,250
Goodwill	9,453,737	9,581,787
Deferred financing fees, net of amortization	416,122	692,535
Deferred connection charges, net of amortization	300,323	272,404
Deferred income taxes	40,946	42,159
Other Assets held from discontinued operations	0	900,000
Total Other Assets	15,728,355	17,541,135

TOTAL ASSETS	18,263,185	20,734,467

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$6,958,536	$6,065,871
Current portion of accrued acquisition obligations	584,569	621,580
Current portion of convertible debentures, net of discount	5,556,950	5,238,401
Unearned revenue	615,255	621,557
Derivative liability	6,405,058	7,076,598
Liabilities held by discontinued operations	825,896	1,896,439
Total Current Liabilities	20,946,264	21,520,446

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,338,789	1,660,094
Convertible debentures, net of discount	2,467,792	1,750,723

Total Long-term Liabilities	3,806,581	3,410,817

Total Liabilities	24,752,845	24,931,263

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares
authorized, no shares issued	0	0
Common stock, $0.001 Par Value; 1,500,000,000 shares authorized and 347,114,648 shares in June 30, 2008,
and 158,371,756 shares in December 31, 2007 issued and outstanding,	347,115	158,372
Additional paid-in capital	9,784,827	9,410,039
Accumulated deficit	(17,821,605)	(15,242,042)
Accumulated other comprehensive income	1,200,003	1,476,835
Total Shareholders' Equity (Deficit)	(6,489,660)	(4,196,796)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	18,263,185	20,734,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	IN US$		IN US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$9,708,531	$7,999,749	$4,897,519	$4,132,890

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	6,827,585	5,731,561	3,439,170	2,946,245
Payroll, professional fees and related expenses	1,641,948	1,787,994	817,917	938,796
Advertising and marketing expenses	112,936	123,182	58,845	68,008
Office rent and expenses	92,717	87,104	46,299	38,277
Other general and administrative expenses	275,643	339,375	131,768	178,254
Depreciation and amortization	502,706	417,073	250,556	215,103

Total Operating Expenses	9,453,535	8,486,289	4,744,555	4,384,683

OPERATING INCOME (LOSS)	254,996	(486,540)	152,964	(251,793)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(220,352)	(193,334)	(107,631)	(94,185)
Amortization of debt discount	(1,489,266)	(1,645,102)	(723,411)	(822,908)
Interest expense	(690,548)	(1,132,813)	(312,737)	(488,467)
Gain (loss) on debt extinguishment	(88,521)	0	(10,573)	0
Gain (loss) on derivative liability	126,964	1,569,010	11,666	1,921,754
Total Other Income (Expense)	(2,361,723)	(1,402,239)	(1,142,686)	516,194

NET INCOME (LOSS) BEFORE PROVISION
FOR TAXES	(2,106,727)	(1,888,779)	(989,722)	264,401
Provision for Income Taxes	(297,761)	0	(297,761)	0

NET (LOSS) FROM CONTINUING OPERATIONS	(2,404,488)	(1,888,779)	(1,287,483)	264,401
NET (LOSS) FROM DISCONTINUED OPERATIONS	(175,075)	(402,826)	(43,877)	(277,631)

NET (LOSS)	(2,579,563)	(2,291,605)	(1,331,360)	(13,230)

NET (LOSS) PER BASIC SHARES
From continuing operations	$(0.01)	$(0.01)	$-	$-
From discontinued operations	$-	$-	$-	$-
	$(0.01)	$(0.01)	$-	$-

NET (LOSS) PER DILUTED SHARES
From continuing operations	$(0.01)	$(0.01)	$-	$-
From discontinued operations	$-	$-	$-	$-
	$(0.01)	$(0.01)	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	243,415,424	132,456,357	296,265,124	138,839,865

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	10,457,032,657	561,284,135	10,457,032,657	561,284,135

COMPREHENSIVE INCOME (LOSS)
Net (loss)	$(2,579,563)	$(2,291,605)	$(1,331,360)	$(13,230)
Other comprehensive income (loss)
Currency translation adjustments	$(276,832)	$757,849	$106,215	$672,424
Comprehensive (loss)	$(2,856,395)	$(1,533,756)	$(1,225,145)	$659,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(2,579,564)	(2,291,603)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	140,589	120,248
Amortization of intangible assets	362,117	371,165
Accretion of interest expense	48,223	497,989
Loss on extinguishment on debt	88,521	0
Issuance of common shares for compensation	28,050	93,286
Employee compensation for stock options	39,907	13,905
Amortization of deferred finance fees	220,352	193,334
Amortization of convertible debt discount	1,489,266	1,645,102
(Gain) on derivative liability	(126,964)	(1,569,010)

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	111,736	2,814
(Increase) decrease in other accounts receivable	195,555	(51,376)
(Increase) decrease in income tax receivable	1,134	0
(Increase) decrease in inventory	72,380	11,440
(Increase) decrease in prepaid expenses and other current assets	55,300	27,779
(Decrease) increase in accounts payable and accrued expenses	766,100	3,147,333
(Decrease) increase in unearned revenue	(50,198)	(78,731)
Total adjustments	3,442,068	4,425,278

Net cash provided by operating activities	862,504	2,133,675

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(358,316)	(933,854)
Acquisitions of fixed assets	(6,159)	(11,118)
(Increase) in deferred connection charges	(76,803)	(57,982)
Net cash (used in) investing activities	(441,278)	(1,002,954)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in other loan payable	0	47,000
Repayment of debt	(583,333)	0

Net cash provided (use in) by financing activities	(583,333)	47,000

Effect of foreign currency	49,101	(31,472)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(113,006)	$1,146,249
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	397,395	1,147,026
CASH AND CASH EQUIVALENTS - END OF PERIOD	284,389	2,293,275

CASH PAID DURING THE PERIOD FOR:
Interest expense	$56,794	$43,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 175,742,892 shares of common stock in 2008,
17,375,470 in 2007	355,555	930,000
Issued 13,000,000 shares of common stock for
employee compensation in 2008, 471,150 in 2007	28,050	37,694
Issued 0 shares in 2008 for services renders in 2008,
656,702 shares of common stock to non-related third parties in 2007	0	45,092
Issued 0 shares of common stock to directors of Company for services renderd in 2008
175,000 in 2007	0	10,500

The accompanying notes are an integral part of the consolidated financial statements.

Teleplus World, Corp.
Notes to Consolidated Financial Statements
June 30, 2008

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

Note 2 – Summary of Significant Accounting Policies

Risk Related to the Company’s Business

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $16 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to fund the payment of our current liabilities through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives. As of June 30, 2008, the Company has goodwill value of $9,453,737.

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of June 30, 2008, the Company has an accounts receivable allowance of $45,683.

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

Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s U.S. subsidiary is the U.S. dollar, while the functional currency of its Canadian subsidiary is the Canadian dollar. The Company translates income and expense amounts of its Canadian subsidiary at average exchange rates from January 2008 to June 2008, and translates assets and liabilities of its Canadian subsidiary at quarter-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss).

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. Amortization of the deferred connection charges for the six months ended June 30, 2008 is $41,189.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of June 30, 2008 the deferred financing fees are $416,122. Amortization of the deferred finance fees for the six months ended June 30, 2008 is $220,352.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 10,056,317,233 shares of the Company’s common stock as of June 30, 2008 and are carried at fair value of $ 6,405,058.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses $ 112,936 are included in the consolidated statements of operations for the six months ended June 30, 2008.

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

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. For the six months ended June 30, 2008 these common stock equivalents are derived from stock options of 8,200,000, warrants of 149,100,000 and convertible debentures of 10,056,317,233.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

NOTE 3 - FIXED ASSETS

Fixed assets as of June 30, 2008 were as follows:

	Estimated
	Useful
	Lives(Years)	30-Jun-08

Equipment	5	211,238
Furniture and Fixture	7	141,126
Business Software	3-10	954,726
Computer Hardware	5	419,867
Leasehold Improvement	5	33,952

		1,760,907

Less: accumulated depreciation		1,179,223

Fixed Assets, net		581,684

There was $99,400 charged to depreciation expense during the six months ended June 30, 2008.

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

On July 3, 2007, the Company entered into a third SPA with YA pursuant to which the Company issued to YA Three Million Dollars ($3,000,000) in secured convertible debentures (the "Debentures"). The Debentures were fully funded on July 3, 2007. The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.035 or (b) ninety percent (90%) of the lowest volume weighted average price of common stock for twenty (20) trading days immediately preceding the conversion date. Beginning on August 2, 2007, and continuing on the first Trading Day of each calendar month thereafter, the Company is required to make mandatory redemptions ("Mandatory Redemption") consisting of outstanding principal. The principal amount of each Mandatory Redemption shall be equal to $100,000 per calendar month, until all amounts owed under this Debenture have been paid in full. The Debentures have a term of three (3) years, piggy-back registration rights and accrue interest at a rate equal to twelve percent (12%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by YA, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

In connection with the SPA the Company also issued YA a warrant to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.03; a warrant to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.05; and issued 4,000,000 restricted shares of the Company's common stock to YA.

Through June 30, 2008 $3,038,555 of the debt has been converted to equity and $1,000,020 has been repaid. Accordingly, as of June 30, 2008 the Company has $11,186,425 outstanding in convertible debentures. During the six months ended June 30, 2008, $355,555 of convertible debentures were converted into 175,742,892 shares of common stock.

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

The allocation of the proceeds of the convertible debenture to the warrants and the conversion feature resulted in discounts to the convertible debenture of $7,779,174, $3,000,000, and $3,000,000 for the $9,225,000, $3,000,000 and $3,000,000 convertible debentures, respectively, on the date of issuance and is being amortized to par using the effective interest method. The amortization for the six months ended June 30, 2008 and 2007 amounted to $1,489,266 and $1,645,102 respectively. Additionally, in July 2007 the Company recognized a financing expense of $871,261 representing the excess of the fair value of the derivative instruments in the July 2007 debentures, over the debt proceeds.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense.

The derivative liability at June 30, 2008 is comprised of the following:

I) The embedded derivative associated with the December 2005 $9,225,000 convertible debenture at fair value of $3,411,684; II) the embedded derivative associated with the July 2006 $3,000,000 convertible debenture at fair value of $1,792,075; III) the embedded derivative associated with the July 2007 $3,000,000 convertible debenture at fair value of $1,194,784; IV) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $3; V) 30,000,000 warrants issued in conjunction with the July 2006 $3,000,000 convertible debenture at fair value of $18; and VI) 80,000,000 warrants issued in conjunction with the July 2007 $3,000,000 convertible debenture at fair value of $6,494

Interest expense on the convertible debentures was $633,740 and $1,090,038 for the six months ended June, 2008 and 2007. Accrued interest at June 30, 2008 is $2,787,385.

There was a gain on derivative liabilities of $126,964 and $1,569,010 respectively recognized for the six months ended June 30, 2008 and 2007

The summary of convertible debentures is as follows at June 30, 2008:

$9,225,000 Convertible Debenture, net of $3,038,555 conversions and
unamortized discount of $629,495 at 10% interest per annum due Dec. 2008	$5,556,950

$3,000,000 Convertible Debenture, net of unamortized
discount of $1,156,181 at 10% interest per annum due July 2009	1,843,819

$3,000,000 Convertible Debenture, net of $1,000,020 redemption and unamortized
discount of $1,376,007 at 12% interest per annum due July 2010	623,973

8,024,742

Less: Current maturities	(5,556,950)

Long-term portion	$2,467,792

Maturities over the next three years is as follows:

December 31,

2008	6,723,945
2009	4,200,000
2010	262,480

$11,186,425

NOTE 5- SHAREHOLDERS’ EQUITY

The Company has 1,500,000,000 shares authorized of common stock with a par value of $0.001. As of August 11, 2008, the Company has 398,314,648 shares of common stock issued and outstanding.

During the six months ended June 30, 2008 the Company issued the following shares:

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

April 1, 2008 the Company issued 1,000,000 shares to an employee in connection with bonus earned. Shares were valued at $1,700.

April 2, 2008 the Company issued 11,411,765 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $19,400.

April 15, 2008 the Company issued 1,000,000 shares to an employee in connection with bonus earned. Shares were valued at $1,700.

April 18, 2008 the Company issued 12,000,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $15,600.

April 18, 2008 the Company issued 1,000,000 shares to an employee in connection with bonus earned. Shares were valued at $1,700.

April 23, 2008 the Company issued 2,000,000 shares to an employee in connection with bonus earned. Shares were valued at $3,400.

April 28, 2008 the Company issued 10,909,090 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $12,000.

April 28, 2008 the Company issued 2,000,000 shares to an employee in connection with bonus earned. Shares were valued at $3,400.

May 6, 2008 the Company issued 12,500,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $11,875.

May 7, 2008 the Company issued 2,000,000 shares to an employee in connection with bonus earned. Shares were valued at $3,400.

May 7, 2008 the Company issued 13,100,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $12,445.

May 16, 2008 the Company issued 13,800,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $13,110.

June 12, 2008 the Company issued 14,400,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $13,680.

June 26, 2008 the Company issued 15,100,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $14,345.

Stock Options

As of June 30, 2008, the Company has 8,200,000 stock options issued to employees granted and outstanding.

Balance, January 1, 2008	10,200,000

Granted	-
Exerciesed	-
Expired	(2,000,000)

Balance, June 30, 2008	8,200,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued in the six months ended June 30 2008 and the following weighted average assumptions were used in the model for the last options issued in March 2007:

June 30,
2007
Dividend yield	0.00%
Expected volatility	47.60%
Risk free interest rates	3.50%
Expected lives (years)	3

Option	Exercise	Issue	Vesting	Expiry
Unit	Price	Date	Date	Date

2,500,000	$0.40	30-Nov-04	03-Jun-06	02-Jun-09
750,000	$0.21	21-Jun-05	01-Sep-05	31-Aug-08
1,000,000	$0.22	21-Jun-05	01-Dec-05	30-Nov-08
50,000	$0.21	21-Jun-05	01-Dec-05	30-Nov-08
50,000	$0.21	21-Jun-05	01-Dec-05	30-Nov-08
1,250,000	$0.23	21-Jun-05	01-Dec-06	30-Nov-09
150,000	$0.21	01-Nov-05	01-May-06	30-Apr-09
150,000	$0.22	01-Nov-05	01-Nov-06	31-Oct-09
150,000	$0.23	01-Nov-05	07-May-07	06-May-10
150,000	$0.24	01-Nov-05	01-Nov-07	31-Oct-10
400,000	$0.07	26-Mar-07	26-Sep-07	25-Sep-10
400,000	$0.08	26-Mar-07	26-Mar-08	25-Mar-11
400,000	$0.10	26-Mar-07	26-Mar-09	25-Mar-12
400,000	$0.12	26-Mar-07	26-Mar-10	25-Mar-13
400,000	$0.15	26-Mar-07	26-Mar-11	25-Mar-14

8,200,000

7,000,000	Stock option vested and exercisable
$0.27	Stock option exercisable - weighted average price

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

Contract Dispute: Former vendor filed a lawsuit in Toronto, Ontario against the Company for nonpayment of consulting fee in the amount of $80,000. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

Operating Lease

The Company has several non-cancelable operating leases, primarily for office space and storage that expire through December 31, 2012 These leases require the Company to pay all operating costs such as insurance and maintenance.

Future minimum lease payments under the non-cancelable leases as of June 30, 2008 are:

2008	$80,008
2009	153,473
2010	138,929
2011	131,114
2012	132,570
$636,094

Rent expense for the six months ended June 30, 2008 and 2007 was $92,717 and $89,104, respectively.

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

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$4,000,000
Amortization of goodwill	(840,000)
Valuation allowance	(3,119,054)

$40,946

At December 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $10,000,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the estimated likely realizable amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The income tax liability reflected in the Company’s operating results reflects the tax liability resulting from one of the Company’s Canadian subsidiaries.

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

The following represents the comparative operating results of these divisions for the six months ended June 30, 2008 and 2007 that is reflected as discontinued operations.

	Retails	Wireless	Total
	2008	2008	2008

Net Revenues	0	113,255	113,255

Cost of Revenues		100,138	100,138
General , Administrative and Selling		135,726	135,726
Enterpise losses from gst/qst assessment	52,354		52,354
Depreciation of Property and Equipment		0	0
Interest Expense		112	112
	52,354	235,976	288,330

Loss before income taxes	(52,354)	(122,721)	(175,075)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(52,354)	(122,721)	(175,075)

	Retails	Wireless	Total
	2007	2007	2007

Net Revenues	0	2,702,421	2,702,421

Cost of Revenues		1,607,911	1,607,911
General , Administrative and Selling		1,422,341	1,422,341
Enterpise losses from gst/qst assessment			0
Depreciation and Amortization		74,339	74,339
Interest Expense		656	656
	0	3,105,247	3,105,247

Loss before income taxes	0	(402,826)	(402,826)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	0	(402,826)	(402,826)

Summary of Net Assets (Liabilities) Remaining as of June 30, 2008:

	Retails	Wireless	Total
	Jun 30	Jun 30	Jun 30
	2008	2008	2008
ASSETS

Current Assets

Accounts receivable, net - trade		0	0
Other accounts receivable	549	0	549
Inventory		0	0
Prepaid expenses and other current assets		0	0
Total Current Assets	549	0	549

Fixed Assets, net of deprectiation	0	0	0

Other Assets	0	0	0

Total Assets	549	0	549

LIABILTIES

Accounts payable and accrued expenses	0	825,896	825,896
Current portion of accrued acquisition obligations		0	0
Unearned revenue		0	0
Total Liabilities	0	825,896	825,896

Net Assets (Liabilities) Remaining	549	(825,896)	(825,347)

NOTE 9 - SUBSEQUENT EVENTS

For Q3, through August 11, 2008, the Company has issued approximately 51.2 million shares of stock in connection with Yorkville Advisors for debt conversions (See Note 4).

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

To facilitate this growth the Company made the following acquisitions:

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

Intellectual Property

Teleplus holds the following trademarks:

•	In Canada: SimplySellular trademark granted January 7, 2005;
•	In the USA: TelePlus trademark granted July 2008

Need For Government Approval

Teleplus needs the following government approvals to operate:

•	Section 214 authorization

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

Results of Operations and Financial Condition

Six Months Ended June 30, 2008 versus June 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $9,708,531 of revenues from continuing operations for the six months ended June 30, 2008 as compared to $7,999,749 from continuing operations for the six months ended June 30, 2007, an increase of $1,708,782 or 21%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and long distance offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing churn.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the six months ended June 30, 2008 were $9,453,535 from continuing operations as compared to $8,486,289 from continuing operations for the six months ended June 30, 2007. This represented an increase of $967,246 or 11%. Of these amounts, $6,827,585 (70% of revenues) and $5,731,561 (72% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $1,641,948 decreased 8% as compared to $1,787,994 in 2007. Advertising, marketing and general administrative expense were $481,296 for the six months ended June 30, 2008 as compared to $549,661 for the six months ended June 31, 2007.

Depreciation and amortization expenses reached $502,706 for the six months ended June 30, 2008 as compared to $417,073 for the six months ended June 30, 2007 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, and deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of June 30, 2008, the Company has determined that there is no impairment charge. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Operating Income (Loss) from Continuing Operations

Operating income (loss) for the six months ended June 30, 2008 were $254,996 from continuing operations as compared to $(486,540) for the six months ended June 30, 2007. The increase was attributable to the increase of revenue and decrease in operating costs.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the six months ended June 30, 2008 and 2007 was $220,352 and $193,334, respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $1,489,266 and $1,645,102 for the six months ended June 30, 2008 and 2007 based on the Effective Interest Method calculation, and recognized a gain/(loss) on the valuation of its derivative liability of $126,964 and $1,569,010 respectively resulting from a decrease/increase in our stock price.

Interest expense was $690,548 compared to $1,132,813 for the six months ended June 30, 2008 and 2007, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(2,404,488), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2008 versus $(1,888,779), or $(0.01) per share on a basic and diluted basis for the six months ended June 30, 2007. The increase in our loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the six months ended June 30, 2008 versus 2007. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was a provision for income taxes established for the six months ended June 30, 2008 for one of the Canadian subsidiaries in the amount of $297,761. The Company has approximately $10,000,000 of net operating loss carryforward as of December 31, 2007.

Three Months Ended June 30, 2008 versus June 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $4,897,519 of revenues from continuing operations for the three months ended June 30, 2008 as compared to $4,132,890 from continuing operations for the three months ended June 30, 2007, an increase of $764,629 or 19%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and long distance offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing churn.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the three months ended June 30, 2008 were $4,744,555 from continuing operations as compared to $4,384,683 from continuing operations for the three months ended June 30, 2007. This represented an increase of $359,872 or 8%. Of these amounts, $3,439,170 (70% of revenues) and $2,946,245 (71% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $817,917 decreased 12% as compared to $938,796 in 2007. Advertising, marketing and general administrative expense decreased to $236,912 for the three months ended June 30, 2008 as compared to $284,539 for the three months ended June 30, 2007.

Depreciation and amortization expenses reached $250,556 for the three months ended June 30, 2008 as compared to $215,103 for the three months ended June 30, 2007 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, and deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets.

Operating Income (Loss) from Continuing Operations

Operating income (loss) for the three months ended June 30, 2008 were $152,964 from continuing operations as compared to $(251,793) for the three months ended June 30, 2007. The increase was attributable to the increase of revenue and decrease in operating income.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the three months ended June 30, 2008 and 2007 was $107,631 and $94,185, respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $723,411 and $822,908 for the three months ended June 30, 2008 and 2007 based on the Effective Interest Method calculation, and recognized a gain/(loss) on the valuation of its derivative liability of $11,666 and $1,921,754 respectively resulting from a decrease/increase in our stock price.

Interest expense was $312,737 compared to $488,467 for the three months ended June 30, 2008 and 2007, respectively. The interest expense is primarily due to the convertible debentures.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(1,287,487), or $(0.00) per share on a basic and diluted basis for the three months ended June 30, 2008 versus $264,401, or $(0.00) per share on a basic and diluted basis for the three months ended June 30, 2007. The increase in our loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the three months ended June 30, 2008 versus 2007. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Provision for Income Taxes

There was a provision for income taxes established for the three months ended June 30, 2008 for one of the Canadian subsidiaries in the amount of $297,761. The Company has approximately $10,000,000 of net operating loss carryforward as of December 31, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, the balance in cash and cash equivalents decreased by $113,006.

As of June 30, 2008, the Company had $1,953,146 in current assets primarily consisting of $284,389 in cash and cash equivalents, $1,351,752 in accounts receivable - trade, $222,289 in other accounts receivable, $94,167 in prepaid expenses and other current assets and $549 current assets held from discontinued operations.

As of June 30, 2008, the Company had $20,946,264 current liabilities primarily consisting of $584,569 the current portion of accrued acquisition obligations, $6,958,536 accounts payable and accrued expenses, $825,896 in liabilities held by discontinued operations, $5,556,950 in the current portion of convertible debentures, net of discount, and $6,405,058 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005, July 28, 2006 and July 3, 2007. The derivative liability is being converted to equity upon conversion to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of June 30, 2008 has a working capital deficiency of $18,993,118 which includes $6,405,058 of derivative liability that is not expected to have a cash impact.

Of the $6,958,536 approximately $4,255,419 will not have an immediate cash impact consisting of $1,113,771 accrued liabilities, $2,787,385 interest portion of convertible debenture, $171,844 bonus payable, and $182,419 warrant liabilities. The cash requirement of $2,325,031 in accounts payable will be supported by gross accounts receivable of $1,397,435 and cash in the bank. We continue to improve our relationship with suppliers and are managing our cash flow aggressively.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the six month ended June 30, 2008 of $113,006 was primarily attributable to the net increase of $862,504 in cash provided by operating activities, offset by expenditures of cash used to acquire businesses of $358,316 and the repayment of $583,333 of debt, the use of cash for capital expenditures of $6,159, and the use of deferred connection charges $76,803.

Based on our current operating plan, we anticipate using our cash mainly to continue growing the customer base and expand our technology solutions. The main portion of the cash need is for sales activities, operating expenses, cost of sales and a smaller portion for infrastructure improvements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $17 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations could not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007 relates to the monitoring and review of work performed by our Chief Financial Officer and Corporate Controller in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer and Corporate Controller, and this lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

There were no changes in our internal control over financial reporting that occurred during the six month ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Commissions Dispute: Former vendor has filed suit against the Company’s subsidiary Teleplus Wireless, Corp. for non payment of $35,000 contingency fee. The Company is reviewing the merits of said lawsuit and will vigorously defend the case.

Breach of Contract: A former vendor of the Company’s subsidiary Teleplus Wireless Corp. has filed a lawsuit in Miami-Dade County, Florida for $110,783 for consulting and Investor Relations work performed. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

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

Contract Dispute: Former vendor filed a lawsuit in Toronto, Ontario against the Company for nonpayment of consulting fee in the amount of $80,000. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 2008.

TELEPLUS WORLD, CORP.

Date: August 13, 2008	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Cris M. Neely
Cris M. Neely
Chief Financial Officer

Date: August 13, 2008	By:	/s/ Michael Karpheden
Michael Karpheden
Director

Date: August 13, 2008	By:	/s/ Hakan Wretsell
Director
Hakan Wretsell

Date: August 13, 2008	By:	/s/ Gordon Chow
Gordon Chow
Director

Date: August 13, 2008	By:	/s/ Carlos Cardelle
Carlos Cardelle
Director