Form 10-Q
period 2008-09-30
Teleplus World, Corp.
filed 2008-11-14
CIK 1133754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2008
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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐	No: ☒

The number of shares of common stock outstanding as of Nov 3, 2008 was 462,514,648.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	1

	Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	F-1

	Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	F-3

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

1

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

Part I FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Teleplus World, Corp
Consolidated Financial Statements
Quarter Ended September 30, 2008 and 2007

Page

Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
for the nine months ended and three months ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	F-3

Notes to Consolidated Financial Statements:	F-5

TELEPLUS WORLD, CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	IN US$	IN US$
	September 30, 2008	December 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$352,232	$397,395
Accounts receivable, net - trade	1,232,748	1,393,425
Other accounts receivable	204,389	369,437
Prepaid expenses and other current assets	58,325	75,025
Current Assets held from discontinued operations	0	265,840
Total Current Assets	1,847,694	2,501,122

Fixed assets, net of depreciation	522,611	692,210
Total Fixed Assets	522,611	692,210

Other Assets:
Intangible assets, net	5,197,504	6,052,250
Goodwill	9,340,944	9,581,787
Deferred financing fees, net of amortization	302,562	692,535
Deferred connection charges, net of amortization	315,699	272,404
Deferred income taxes	0	42,159
Other Assets held from discontinued operations	0	900,000
Total Other Assets	15,156,709	17,541,135

TOTAL ASSETS	17,527,014	20,734,467

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$7,147,047	$6,065,871
Current portion of accrued acquisition obligations	570,952	621,580
Current portion of convertible debentures, net of discount	5,823,275	5,238,401
Unearned revenue	596,800	621,557
Derivative liability	6,310,104	7,076,598
Liabilities held by discontinued operations	789,910	1,896,439
Total Current Liabilities	21,238,088	21,520,446

Long-term Liabilities:
Accrued acquisition obligations, net of current portion	1,178,137	1,660,094
Convertible debentures, net of discount	2,841,138	1,750,723
Total Long-term Liabilities	4,019,275	3,410,817

Total Liabilities	25,257,363	24,931,263

SHAREHOLDERS' EQUITY (DEFICIT)
Class A Preferred stock, $0.001 Par Value; 10,000,000 shares authorized, no shares issued	0	0
Common stock, $0.001 Par Value; 1,500,000,000 shares authorized and 417,714,648 shares in September 30, 2008,
and 158,371,756 shares in December 31, 2007 issued and outstanding,	417,715	158,372
Additional paid-in capital	9,785,677	9,410,039
Accumulated deficit	(18,907,731)	(15,242,042)
Accumulated other comprehensive income	973,990	1,476,835
Total Shareholders' Equity (Deficit)	(7,730,349)	(4,196,796)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	17,527,014	20,734,467

TELEPLUS WORLD, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	IN US$		IN US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

CONTINUING OPERATIONS:
OPERATING REVENUES
Revenues	$14,529,934	$12,566,299	$4,821,403	$4,566,550

OPERATING COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization)	10,269,666	9,010,205	3,442,080	3,278,645
Payroll, professional fees and related expenses	2,511,610	2,804,598	869,662	1,016,604
Advertising and marketing expenses	175,809	181,760	62,872	58,578
Office rent and expenses	139,093	120,842	46,376	33,739
Other general and administrative expenses	410,620	477,463	134,977	138,088
Depreciation and amortization	745,736	644,012	243,030	226,939

Total Operating Expenses	14,252,534	13,238,880	4,798,997	4,752,593

OPERATING INCOME (LOSS)	277,400	(672,581)	22,406	(186,043)

OTHER INCOME (EXPENSE)

Amortization of deferred finance fees	(326,591)	(312,582)	(106,239)	(119,248)
Amortization of debt discount	(2,216,231)	(2,683,788)	(726,965)	(1,038,686)
Interest expense	(974,768)	(2,620,127)	(284,220)	(1,487,314)
Gain (loss) on debt extinguishment	(89,683)	(65,690)	(1,162)	(65,690)
Gain (loss) on derivative liability	131,435	2,958,254	4,471	1,389,244
Total Other Income (Expense)	(3,475,838)	(2,723,933)	(1,114,115)	(1,321,694)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(3,198,438)	(3,396,514)	(1,091,710)	(1,507,737)
Provision for Income Taxes	(294,536)	0	3,224	0

NET (LOSS) FROM CONTINUING OPERATIONS	(3,492,974)	(3,396,514)	(1,088,486)	(1,507,737)
NET (LOSS) FROM DISCONTINUED OPERATIONS	(172,715)	(1,452,743)	2,359	(1,049,917)

NET (LOSS)	(3,665,689)	(4,849,257)	(1,086,127)	(2,557,654)

NET (LOSS) PER BASIC SHARES
From continuing operations	$(0.01)	$(0.02)	$-	$(0.01)
From discontinued operations	$-	$(0.01)	$-	$(0.01)
	$(0.01)	$(0.03)	$-	$(0.02)

NET (LOSS) PER DILUTED SHARES
From continuing operations	$(0.01)	$(0.02)	$-	$(0.01)
From discontinued operations	$-	$(0.01)	$-	$(0.01)
	$(0.01)	$(0.03)	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	290,548,010	136,021,413	384,191,571	146,896,908

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	17,287,699,774	968,254,162	17,287,699,774	968,254,162

COMPREHENSIVE INCOME (LOSS)
Net (loss)	$(3,665,689)	$(4,849,257)	$(1,086,127)	$(2,557,654)
Other comprehensive income (loss) Currency translation adjustments	$(502,845)	$1,301,528	$(226,013)	$543,679
Comprehensive (loss)	$(4,168,534)	$(3,547,729)	$(1,312,140)	$(2,013,975)

TELEPLUS WORLD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	IN US$

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(3,665,689)	(4,849,257)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	208,443	186,045
Amortization of intangible assets	537,289	569,783
Goodwill impairment	0	843,571
Accretion of interest expense	50,671	1,560,942
Loss on extinguishment on debt	89,683	65,691
Issuance of common shares for compensation	28,050	93,286
Employee compensation for stock options	44,791	27,597
Amortization of deferred finance fees	326,591	312,582
Amortization of convertible debt discount	2,216,232	2,683,788
(Gain) on derivative liability	(131,435)	(2,958,254)

Changes in assets and liabilities
(Increase) decrease in accounts receivable - trade	230,740	(430,598)
(Increase) decrease in other accounts receivable	213,455	(201,726)
(Increase) decrease in income tax receivable	45,370	0
(Increase) decrease in inventory	72,380	30,341
(Increase) decrease in prepaid expenses and other current assets	91,142	168,225
(Decrease) increase in accounts payable and accrued expenses	915,881	2,312,574
(Decrease) increase in unearned revenue	(68,654)	(91,960)
Total adjustments	4,870,629	5,171,887

Net cash provided by operating activities	1,204,940	322,630

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business	(532,584)	(2,634,182)
Acquisitions of fixed assets	(5,998)	(19,526)
(Increase) in deferred connection charges	(120,900)	(104,192)
Net cash (used in) investing activities	(659,482)	(2,757,900)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of finance fees	0	(325,000)
Proceeds from new convertible debenture	0	3,000,000
Repayment of debt	(690,833)	(200,000)

Net cash provided (use in) by financing activities	(690,833)	2,475,000

Effect of foreign currency	100,212	(408,292)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(45,163)	$(368,562)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	397,395	1,147,026
CASH AND CASH EQUIVALENTS - END OF PERIOD	352,232	778,464

CASH PAID DURING THE PERIOD FOR:
Interest expense	$58,568	$91,514

TELEPLUS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	IN US$
	2008	2007

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debentures into 246,342,892 shares of common stock in 2008, 22,828,756 in 2007	403,179	1,040,000
Issued 13,000,000 shares of common stock for employee compensation in 2008, 471,150 in 2007	28,050	37,694
Issued 0 shares in 2008 for services renders in 2008, 656,702 shares of common stock to non-related third parties in 2007	0	45,092
Issued 0 shares of common stock to directors of Company for services renderd in 2008 175,000 in 2007	0	10,500
Issued 4,000,000 shares of common stock to Yorkville Advisor in connection with a $3,000,000 convertible ebt issued July 2007	0	160,000

Teleplus World, Corp.
Notes to Consolidated Financial Statements
September 30, 2008

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

On January 15, 2008 the Company completed the sale of substantially all the assets of the wireless operations in the U.S. to COZAC, LLC. The assets included customer lists, assumed airtime contracts, trade names, domain names, logo, marketing reports and customer collateral. The purchase price was satisfied by the purchaser assuming certain liabilities as of the date of the agreement.

Note 2 – Summary of Significant Accounting Policies

Risk Related to the Company’s Business

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $18 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to fund the payment of our current liabilities through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. At times the Company maintains cash balances in financial institutions in excess of federally insured limits.

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

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives. As of September 30, 2008, the Company has goodwill value of $9,340,944.

Revenue Recognition

The Company recognizes revenue through the resale of residential and commercial telephone lines. The resale of long distance revenues are recorded at the time of customer usage based upon minutes of use. Basic monthly charges for business and residential customers are billed in advance and recorded as unearned revenue and recognized upon the customer receiving the service.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. As of September 30, 2008, the Company has an accounts receivable allowance of $42,656.

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

Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s U.S. subsidiary is the U.S. dollar, while the functional currency of its Canadian subsidiary is the Canadian dollar. The Company translates income and expense amounts of its Canadian subsidiary at average exchange rates from January 2008 to September 2008, and translates assets and liabilities of its Canadian subsidiary at quarter-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss).

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

Deferred Connection Charges

Deferred connection charges are costs incurred in setting up new commercial telephone lines. The Company amortizes deferred connection charges over five years. The determination of the useful life is based on the average life that the telephone line is provided by the Company. Amortization of the deferred connection charges for the nine months ended September 30, 2008 is $64,072.

Deferred Financing Fees

Deferred financing fees represents fees paid in connection with the issuance of convertible debentures. The fees are being amortized over a period of three years, the life of the financial instrument. As of September 30, 2008 the deferred financing fees are $302,562. Amortization of the deferred finance fees for the nine months ended September 30, 2008 is $326,591.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 16,997,151,764 shares of the Company’s common stock as of September 30, 2008 and are carried at fair value of $ 6,310,104.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses $ 175,809 are included in the consolidated statements of operations for the nine months ended September 30, 2008.

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

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. At September 30, 2008 the convertible debentures are convertible into 16,997,151,764 of common stock shares. Diluted weighted average shares outstanding does not include the effects of outstanding stock options of 7,450,000, and warrants of 149,100,000.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

NOTE 3 - FIXED ASSETS

Fixed assets as of September 30, 2008 were as follows:

	Estimated
	Useful
	Lives(Years)
		30-Sep-08

Equipment	5	205,724
Furniture and Fixture	7	138,850
Business Software	3-10	932,272
Computer Hardware	5	410,786
Leasehold Improvement	5	33,404

		1,721,037

Less: accumulated depreciation		1,198,425

Fixed Assets, net		522,611

There was $144,370 charged to depreciation expense during the nine months ended September 30, 2008.

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

Through September 30, 2008 $3,086,179 of the debt has been converted to equity and $1,107,520 has been repaid. Accordingly, as of September 30, 2008 the Company has $11,031,301 outstanding in convertible debentures. During the nine months ended September 30, 2008, $403,179 of convertible debentures were converted into 246,342,892 shares of common stock.

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

The allocation of the proceeds of the convertible debenture to the warrants and the conversion feature resulted in discounts to the convertible debenture of $7,779,174, $3,000,000, and $3,000,000 for the $9,225,000, $3,000,000 and $3,000,000 convertible debentures, respectively, on the date of issuance and is being amortized to par using the effective interest method. The amortization for the nine months ended September 30, 2008 and 2007 amounted to $2,216,231 and $2,683,788 respectively. Additionally, in July 2007 the Company recognized a financing expense of $871,261 representing the excess of the fair value of the derivative instruments in the July 2007 debentures, over the debt proceeds.

Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense.

The derivative liability at September 30, 2008 is comprised of the following:

I) The embedded derivative associated with the December 2005 $9,225,000 convertible debenture at fair value of $3,385,420; II) the embedded derivative associated with the July 2006 $3,000,000 convertible debenture at fair value of $1,792,075; III) the embedded derivative associated with the July 2007 $3,000,000 convertible debenture at fair value of $1,130,564; IV) 33,000,000 warrants issued in conjunction with the $9,225,000 convertible debenture at fair value of $0; V) 30,000,000 warrants issued in conjunction with the July 2006 $3,000,000 convertible debenture at fair value of $2; and VI) 80,000,000 warrants issued in conjunction with the July 2007 $3,000,000 convertible debenture at fair value of $2,042.

Interest expense on the convertible debentures was $916,409 and $2,529,808 for the nine months ended September, 2008 and 2007. Accrued interest at September 30, 2008 is $3,067,605.

There was a gain on derivative liabilities of $131,435 and $2,958,254 respectively recognized for the nine months ended September 30, 2008 and 2007.

The summary of convertible debentures is as follows at September 30, 2008:

$9,225,000 Convertible Debenture, net of $3,086,179 conversions and unamortized discount of $315,547 at 10% interest per annum due Dec. 2008	$5,823,275

$3,000,000 Convertible Debenture, net of unamortized discount of $900,334 at 10% interest per annum due July 2009	2,099,666

$3,000,000 Convertible Debenture, net of $1,107,520 redemption and unamortized discount of 1,151,007 at 12% interest per annum due July 2010	741,473

8,664,413

Less: Current maturities	(5,823,275)

Long-term portion	$2,841,139

Maturities over the next three years is as follows:
December 31,

2008	6,461,322
2009	4,290,000
2010	279,980

$11,031,301

NOTE 5- SHAREHOLDERS’ EQUITY

The Company has 1,500,000,000 shares authorized of common stock with a par value of $0.001. As of November 3, 2008, the Company has 462,514,648 shares of common stock issued and outstanding.

During the nine months ended September 30, 2008 the Company issued the following shares:

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

July 21, 2008 the Company issued 15,000,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $14,250.

July 29, 2008 the Company issued 17,700,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $11,770.50.

August 8, 2008 the Company issued 18,500,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $10,545.

September 19, 2008 the Company issued 19,400,000 shares of common stock to YA in connection with conversion of convertible debentures in the amount of $11,058.

Stock Options

As of September 30, 2008, the Company has 7,450,000 stock options issued to employees granted and outstanding.

Balance, January 1, 2008	10,200,000

Granted	-
Exercised	-
Expired	(2,750,000)

Balance, September 30, 2008	7,450,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued in the nine months ended September 30, 2008 and the following weighted average assumptions were used in the model for the last options issued in March 2007:

March
2007
Dividend yield	0.00%
Expected volatility	47.60%
Risk free interest rates	3.50%
Expected lives (years)	3

Number of	Exercise	Date	Vesting	Expiry
Options	Price	Issued	Date	Date

2,500,000	$0.40	Nov-04	Jun-06	Jun-09
1,000,000	$0.21	Jun-05	Dec-05	Dec-08
50,000	$0.21	Jun-05	Dec-05	Nov-08
50,000	$0.21	Jun-05	Dec-05	Nov-08
1,250,000	$0.23	Jun-05	Dec-06	Dec-09
150,000	$0.21	Nov-05	May-06	May-09
150,000	$0.22	Nov-05	Nov-06	Nov-09
150,000	$0.23	Nov-05	May-07	May-10
150,000	$0.24	Nov-05	Nov-07	Nov-10
400,000	$0.07	Mar-07	Sep-07	Sep-10
400,000	$0.08	Mar-07	Mar-08	Mar-10
400,000	$0.10	Mar-07	Mar-09	Mar-12
400,000	$0.12	Mar-07	Mar-10	Mar-13
400,000	$0.15	Mar-07	Mar-11	Mar-14

7,450,000
6,250,000	Stock option vested and exercisable 2008
0.27	Stock option exercisable - weighted average price

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

Commissions Dispute: Former vendor has filed suit against the Company’s subsidiary Teleplus Wireless, Corp. for non payment of $35,000.00 contingency fee. The Company has reached a settlement agreement and has resolved the dispute.

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

Future minimum lease payments under the non-cancelable leases as of September 30, 2008 are:

2008	40,004
2009	153,473
2010	138,929
2011	131,114
2012	132,570

596,090

Rent expense for the nine months ended September 30, 2008 and 2007 was $138,484 and $113,723, respectively.

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

At September 30, 2008, deferred tax assets consist of the following:

Net Operating Losses	4,000,000
Amortization of Goodwill	(840,000)
Valuation Allowance	(3,160,000)
0

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

The following represents the comparative operating results of these divisions for the nine months ended September 30, 2008 and 2007 that is reflected as discontinued operations.

	Retails	Wireless	Total
	2008	2008	2008

Net Revenues	0	113,149	113,149

Cost of Revenues		100,139	100,139
General , Administrative and Selling		122,684	122,684
Enterprise losses from gst/qst assessment	62,832		62,832
Depreciation of Property and Equipment		0	0
Loss on goodwill impairment			0
Interest Expense		209	209
	62,832	223,032	285,864

Loss before income taxes	(62,832)	(109,883)	(172,715)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(62,832)	(109,883)	(172,715)

	Retails	Wireless	Total
	2007	2007	2007

Net Revenues	0	3,831,413	3,831,413

Cost of Revenues		2,535,821	2,535,821
General , Administrative and Selling		1,782,059	1,782,059
Enterprise losses from gst/qst assessment	9,697		9,697
Depreciation and Amortization		111,815	111,815
Loss on goodwill impairment		843,571	843,571
Interest Expense		1,193	1,193
	9,697	5,274,459	5,284,156

Loss before income taxes	(9,697)	(1,443,046)	(1,452,743)

Provision for income taxes	0	0	0

Net (Loss) Gain on Discontinued Operations	(9,697)	(1,443,046)	(1,452,743)

Summary of Net Assets (Liabilities) Remaining as of September 30, 2008:

	Retails	Wireless	Total
	Sep 30	Sep 30	Sep 30
	2008	2008	2008
ASSETS

Current Assets

Accounts receivable, net - trade		0	0
Other accounts receivable	0	0	0
Inventory		0	0
Prepaid expenses and other current assets		0	0
Total Current Assets	0	0	0

Fixed Assets, net of depreciation	0	0	0

Other Assets	0	0	0

Total Assets	0	0	0

LIABILITIES

Accounts payable and accrued expenses	0	789,910	789,910
Current portion of accrued acquisition obligations		0	0
Unearned revenue		0	0
Total Liabilities	0	789,910	789,910

Net Assets (Liabilities) Remaining	0	(789,910)	(789,910)

NOTE 9 - SUBSEQUENT EVENTS

The Company, since the quarter ending September 30, 2008, has issued approximately 44.8 million shares of stock in connection with Yorkville Advisors for debt conversions (See Note 4).

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

On January 15, 2008 the Company completed the sale of substantially all the assets of the wireless operations in the U.S. to COZAC, LLC. The assets included customer lists, assumed airtime contracts, trade names, domain names, logo, marketing reports and customer collateral. The purchase price was satisfied by the purchaser assuming certain liabilities as of the date of the agreement.

Growth

The Company is a diversified North American leading provider of telecommunications products and services. The Company’s products and services include landline, long distance, internet and specialized telecom financial management services to small and mid size businesses and landline and long distance services to targeted residential markets. The company expects to grow organically through the increase of its customer base.

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

Principal Products and Services

The Company is a diversified North American leading provider of telecommunications products and services. The Company’s products and services include landline, long distance, internet and specialized telecom financial management services to small and mid size business and landline and long distance services to targeted residential markets.

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

Results of Operations and Financial Condition

Nine Months Ended September 30, 2008 versus September 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $14,529,934 of revenues from continuing operations for the nine months ended September 30, 2008 as compared to $12,566,299 from continuing operations for the nine months ended September 30, 2007, an increase of $1,963,635 or 16%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and long distance offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing customer retention.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the nine months ended September 30, 2008 were $14,252,534 from continuing operations as compared to $13,238,880 from continuing operations for the nine months ended September 30, 2007. This represented an increase of $1,013,654 or 8%. Of these amounts, $10,269,666 (71% of revenues) and $9,010,205 (72% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $2,511,610 decreased 10% as compared to $2,804,598 in 2007. Advertising, marketing and general administrative expense were $725,522 for the nine months ended September 30, 2008 as compared to $780,065 for the nine months ended September 30, 2007.

Depreciation and amortization expenses amounted to $745,736 for the nine months ended September 30, 2008 as compared to $644,012 for the nine months ended September 30, 2007 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, and deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets. As of September 30, 2008, the Company does not believe an indication of impairment exists. The intangible assets, not including goodwill are currently being amortized over estimated lives ranging from 2 to 20 years.

Operating Income (Loss) from Continuing Operations

Operating income (loss) for the nine months ended September 30, 2008 were $277,440 from continuing operations as compared to $(672,581) for the nine months ended September 30, 2007. The increase was attributable to the increase of revenue and decrease in operating overhead.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the nine months ended September 30, 2008 and 2007 was $326,591 and $312,582, respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $2,216,231 and $2,683,788 for the nine months ended September 30, 2008 and 2007 based on the Effective Interest Method calculation, and recognized a gain/(loss) on the valuation of its derivative liability of $131,435 and $2,958,254 respectively resulting from a decrease/increase in our stock price.

Interest expense was $974,768 compared to $2,620,127 for the nine months ended September 30, 2008 and 2007, respectively. The interest expense is primarily due to the convertible debentures.

Provision for Income Taxes

There was a provision for income taxes established for the nine months ended September 30, 2008 for one of the Canadian subsidiaries in the amount of $294,536. The Company has approximately $10,000,000 of net operating loss carry forward as of December 31, 2007.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(3,492,974), or $(0.01) per share on a basic and diluted basis for the nine months ended September 30, 2008 versus $(3,396,514), or $(0.02) per share on a basic and diluted basis for the nine months ended September 30, 2007. The loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the nine months ended September 30, 2008. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Three Months Ended September 30, 2008 versus September 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $4,821,403 of revenues from continuing operations for the three months ended September 30, 2008 as compared to $4,566,550 from continuing operations for the three months ended September 30, 2007, an increase of $254,853 or 5%. The increase was attributable to the focus placed on executing our business plan in targeting specific niches. The combination of our voice, internet and long distance offerings combined with the execution of our customer service strategy allowed us to better service our clients at a competitive price point. This resulted in an overall increase in the number of customers while closely managing customer retention.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the three months ended September 30, 2008 were $4,798,997 from continuing operations as compared to $4,752,593 from continuing operations for the three months ended September 30, 2007. This represented an increase of $46,404 or 1%. Of these amounts, $3,442,080 (71% of revenues) and $3,278,645 (72% of revenues), respectively comprised of costs of services, which increased primarily due to higher sales volumes in Teleplus Connect Corp. voice solutions. These costs are reflective of the high cost of acquiring and the initial ramp-up of new customers. We are currently operating with tight cost controls to gain efficiencies in the operation and help mitigate the higher cost of acquiring new customers. The payroll, professional fees and related expenses of $869,662 decreased 14% as compared to $1,016,604 in 2007. Advertising, marketing and general administrative expense increased to $244,225 for the three months ended September 30, 2008 as compared to $230,405 for the three months ended September 30, 2007.

Depreciation and amortization expenses amounted to $243,030 for the three months ended September 30, 2008 as compared to $226,939 for the three months ended September 30, 2007 including depreciation on the Company’s fixed assets and amortization on the Company’s intangible assets, and deferred connection charges. The Company determines the fair value of the undiscounted cash flows annually, or sooner if circumstances change and determination is required, to value any impairment on its goodwill, intangible assets and long-lived assets.

Operating Income (Loss) from Continuing Operations

Operating income (loss) for the three months ended September 30, 2008 were $22,406 from continuing operations as compared to $(186,043) for the three months ended September 30, 2007. The increase was attributable to the increase of revenue and decrease in operating overhead.

Other Income (Expense) from Continuing Operations

Included in other income (expense) is amortization of the deferred financing fees paid to Yorkville Advisors (“YA”) (formerly Cornell Capital Partners, LP) in association with the Securities Purchase Agreement and Secured Convertible Debenture entered into with YA on December 13, 2005, July 28, 2006 and July 2, 2007. The amortization charge for the three months ended September 30, 2008 and 2007 was $106,239 and $119,248, respectively. The Company also recognized amortization on the debt discount on the convertible debenture of $726,965 and $1,038,686 for the three months ended September 30, 2008 and 2007 based on the Effective Interest Method calculation, and recognized a gain/(loss) on the valuation of its derivative liability of $4,471 and $1,389,244 respectively resulting from variations in our stock price.

Interest expense was $284,220 compared to $1,487,314 for the three months ended September 30, 2008 and 2007, respectively. The interest expense is primarily due to the convertible debentures.

Provision for Income Taxes

There was a provision for income taxes established for the three months ended September 30, 2008 for one of the Canadian subsidiaries in the amount of ($3,224). The Company has approximately $10,000,000 of net operating loss carry forward as of December 31, 2007.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(1,088,486), or $(0.00) per share on a basic and diluted basis for the three months ended September 30, 2008 versus $(1,507,737), or $(0.01) per share on a basic and diluted basis for the three months ended September 30, 2007. The increase in our loss is primarily attributable to the Company’s charges related to their convertible debenture financing for the three months ended September 30, 2008 versus 2007. The operating income (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of the Company’s performance during the period.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the balance in cash and cash equivalents decreased by $45,163.

As of September 30, 2008, the Company had $1,847,694 in current assets primarily consisting of $352,232 in cash and cash equivalents, $1,232,748 in accounts receivable – trade, $204,389 in other accounts receivable, $58,325 in prepaid expenses and other current assets.

As of September 30, 2008, the Company had $21,238,088 current liabilities primarily consisting of $570,952 the current portion of accrued acquisition obligations, $7,147,047 accounts payable and accrued expenses, $789,910 in liabilities held by discontinued operations, $5,823,275 in the current portion of convertible debentures, net of discount, and $6,310,104 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into on December 13, 2005, July 28, 2006 and July 3, 2007. The derivative liability is being converted to equity upon conversion to the Company’s common stock. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

As a result, the Company as of September 30, 2008 has a working capital deficiency of $19,390,394 which includes $6,310,104 of derivative liability that is not expected to have a cash impact.

Of the $7,147,047 in accounts payable and accrued expenses at September 30, 2008, approximately $4,698,242 will not have an immediate cash impact as $1,252,703 of accrued liabilities, $3,067,605 representing the interest portion of convertible debenture, $195,515 of bonus payable, and $182,419 in warrant liabilities are not expected to be satisfied in cash. The cash requirement of $2,124,824 in accounts payable will be satisfied by gross accounts receivable of $1,232,748 and cash in the bank. We continue to improve our relationship with suppliers and are managing our cash flow aggressively.

Additionally, the Company has approximately $5.8m in convertible debt with a maturity date of December 2008. The company is working through various options which include extending the payment term, refinancing the outstanding balance and identifying other funding groups able to repay the maturing debt. There can be no certainty that the Company will be successful in refinancing the maturing debt or receives capital on acceptable terms.

Cash flow generated from operating activities and proceeds from capital raises are the Company’s primary contributors in reducing the working capital deficiency and fund future operations.

The decrease in cash for the nine month ended September 30, 2008 of $45,163 was primarily attributable to the net increase of $1,204,940 in cash provided by operating activities, offset by expenditures of cash used to acquire businesses of $532,584 and the repayment of $690,833 of debt, the use of cash for capital expenditures of $5,998, and the use of deferred connection charges $120,900.

Based on our current operating plan, we anticipate using our cash mainly to satisfy current liabilities, continue growing the customer base and expand our technology solutions. The main portion of the cash need is for sales activities, operating expenses, cost of sales and a smaller portion for infrastructure improvements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $18 million. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The disposition on January 15th 2008 of our wireless assets will help us improve cash flows for 2008. Our telecom operation has historically delivered a stable performance with an increase in sales, number of customers and cash flow since our acquisition of this business in July 2005. While we believe this performance to continue we cannot precisely predict future performance. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our current liabilities and carry out our business plan and capital requirements into 2009. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007 relates to the monitoring and review of work performed by our Chief Financial Officer and Corporate Controller in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer and Corporate Controller, and this lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

There were no changes in our internal control over financial reporting that occurred during the nine month ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Commissions Dispute: Former vendor has filed suit against the Company’s subsidiary Teleplus Wireless, Corp. for non payment of $35,000.00 contingency fee. The Company has reached a settlement agreement and has resolved the dispute.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2008.

TELEPLUS WORLD, CORP.

Date: November 13, 2008	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Cris M. Neely
Cris M. Neely
Chief Financial Officer

Date: November 13, 2008	By:	/s/ Michael Karpheden
Michael Karpheden
Director

Date: November 13, 2008	By:	/s/ Hakan Wretsell
Hakan Wretsell
Director

Date: November 13, 2008	By:	/s/ Gordon Chow
Gordon Chow
Director

Date: November 13, 2008	By:	/s/ Carlos Cardelle
Carlos Cardelle
Director